Form 10-Q
period 2005-06-30
K&F Industries Holdings, Inc.
filed 2005-08-15
CIK 1310663

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-124870

                         K&F Industries Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                               20-1844325
  ------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

   50 Main Street, White Plains, New York               10606
------------------------------------------            ----------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (914) 448-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2005, there were 36,885,867 shares of common stock outstanding.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                     INDEX

                                                                                     Page
                                                                                     -----
Part I. Consolidated Financial Information

     Item 1.     Consolidated Financial Statements (Unaudited)

                 a)     Consolidated Balance Sheets as of June 30, 2005 and
                        December 31, 2004                                              3

                 b)     Consolidated Statements of Operations for the six months
                        ended June 30, 2005 and 2004 (Predecessor)                     4

                 c)     Consolidated Statements of Operations for the three
                        months ended June 30, 2005 and 2004 (Predecessor)              5

                 d)     Consolidated Statements of Cash Flows for the six
                        months ended June 30, 2005 and 2004 (Predecessor)              6

                 e)     Notes to Consolidated Financial Statements                     7

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                17

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk           28

     Item 4.     Controls and Procedures                                              28

Part II. Other Information

     Item 6.     Exhibits                                                             30

Signatures                                                                            31

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              June 30,          December 31,
                                                                2005               2004
                                                           ---------------    ---------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                $    63,668,000    $    15,009,000
  Accounts receivable, net                                      42,765,000         42,333,000
  Inventory                                                     58,348,000         61,247,000
  Other current assets                                           3,535,000          4,173,000
                                                           ---------------    ---------------
Total current assets                                           168,316,000        122,762,000
                                                           ---------------    ---------------

Property, plant and equipment                                  104,153,000        101,083,000
  Less, accumulated depreciation and amortization                6,583,000          1,491,000
                                                           ---------------    ---------------
                                                                97,570,000         99,592,000
                                                           ---------------    ---------------

Other long-term assets                                              93,000            351,000
Debt issuance costs, net of amortization                        25,863,000         28,768,000
Program participation costs, net of amortization                64,150,000         51,778,000
Intangible assets, net of amortization                         189,168,000        195,196,000
Goodwill                                                       856,668,000        856,668,000
                                                           ---------------    ---------------
                                                           $ 1,401,828,000    $ 1,355,115,000
                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable, trade                                  $    14,306,000    $    15,030,000
  Interest payable                                               4,902,000          3,505,000
  Note payable                                                          --         14,773,000
  Income taxes payable                                          18,656,000          3,678,000
  Other current liabilities                                     45,512,000         46,420,000
                                                           ---------------    ---------------
Total current liabilities                                       83,376,000         83,406,000
                                                           ---------------    ---------------

Pension liabilities                                             50,248,000         48,248,000
Deferred income taxes                                           20,939,000         18,951,000
Postretirement benefit obligation other
  than pensions                                                 93,613,000         92,269,000
Other long-term liabilities                                      5,128,000          5,180,000
Senior term loan                                               456,000,000        475,000,000
7 3/4% senior subordinated notes due 2014                      315,000,000        315,000,000
9 5/8% senior subordinated notes due 2010                          577,000            577,000
11 1/2% senior PIK notes due 2015                               57,460,000                 --
Senior preferred stock subject to mandatory redemption                  --         94,196,000

Stockholders' Equity:
  Preferred stock, $.01 par value - authorized,
    20,000 shares; issued and outstanding, 17,395 shares
    and 12,250 shares                                                   --                 --
  Common stock, $.01 par value - authorized,
    250,000,000 shares; issued and outstanding,
    18,885,867 and 13,300,000 shares                               189,000            133,000
  Additional paid-in capital                                   324,106,000        223,864,000
  Retained deficit                                              (4,727,000)        (1,778,000)
  Accumulated other comprehensive (loss) income                    (81,000)            69,000
                                                           ---------------    ---------------
Total stockholders' equity                                     319,487,000        222,288,000
                                                           ---------------    ---------------
                                                           $ 1,401,828,000    $ 1,355,115,000
                                                           ===============    ===============

                See notes to consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                         ------------------------------
                                                           June 30,          June 30,
                                                             2005              2004
                                                         -------------    -------------
                                                                          (Predecessor)
Sales                                                    $ 178,992,000    $ 166,740,000

Cost of sales (including inventory purchase accounting
  charges of $12,084,000 for the six months ended June
  30, 2005)                                                108,665,000       97,582,000
                                                         -------------    -------------
Gross profit                                                70,327,000       69,158,000

Independent research and development                         7,586,000        6,965,000

Selling, general and administrative expenses                15,085,000       14,498,000

Amortization of intangible assets                            6,028,000        2,340,000
                                                         -------------    -------------
Operating income                                            41,628,000       45,355,000

Interest and investment income                                 317,000          220,000

Interest expense                                           (35,770,000)     (19,724,000)
                                                         -------------    -------------
Income before income taxes                                   6,175,000       25,851,000

Income tax provision                                        (2,277,000)      (8,592,000)
                                                         -------------    -------------
Net income                                                   3,898,000    $  17,259,000
                                                                          =============
Preferred stock dividends                                   (6,847,000)
                                                         -------------
Net loss available to common stockholders                $  (2,949,000)
                                                         =============
Basic and diluted earnings per share:

  Loss per common share                                  $       (0.19)
                                                         =============

  Weighted average common shares                            15,193,000
                                                         =============

                See notes to consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended
                                               -----------------------------
                                                 June 30,         June 30,
                                                   2005             2004
                                               ------------    -------------
                                                               (Predecessor)
Sales                                          $ 90,302,000    $  83,591,000

Cost of sales                                    48,199,000       49,530,000
                                               ------------    -------------
Gross profit                                     42,103,000       34,061,000

Independent research and development              3,753,000        3,338,000

Selling, general and administrative expenses      7,537,000        7,350,000

Amortization of intangible assets                 3,014,000        1,194,000
                                               ------------    -------------
Operating income                                 27,799,000       22,179,000

Interest and investment income                      254,000          119,000

Interest expense                                (17,395,000)      (9,861,000)
                                               ------------    -------------
Income before income taxes                       10,658,000       12,437,000

Income tax provision                             (3,788,000)      (4,082,000)
                                               ------------    -------------
Net income                                        6,870,000    $   8,355,000
                                                               =============
Preferred stock dividends                        (3,784,000)
                                               ------------

Net income available to common stockholders    $  3,086,000
                                               ============

  Basic earnings per share                     $       0.18
                                               ============

  Weighted average common shares                 17,086,000
                                               ============

  Diluted earnings per share                   $       0.18
                                               ============

  Diluted weighted average common shares         17,544,000
                                               ============

                See notes to consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                             -----------------------------
                                                               June 30,        June 30,
                                                                 2005            2004
                                                             ------------    -------------
                                                                             (Predecessor)
Cash flows from operating activities:
 Net income                                                  $  3,898,000    $  17,259,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               5,151,000        3,542,000
     Amortization of program participation costs                1,190,000               --
     Amortization of intangible assets                          6,028,000        2,340,000
     Non-cash interest expense - 11 1/2% senior PIK notes       2,460,000               --
     Non-cash interest expense - amortization of debt
       issuance cost                                            5,001,000          918,000
     Non-cash interest expense - change in fair market
       value of interest rate cap                                 264,000               --
     Non-recurring inventory purchase accounting charge        12,084,000               --
     Deferred income taxes                                      1,988,000        2,199,000
     Changes in assets and liabilities:
      Accounts receivable, net                                   (500,000)         925,000
      Inventory                                                (9,267,000)         (90,000)
      Other current assets                                        795,000          847,000
      Program participation costs                             (13,562,000)      (4,532,000)
      Notes payable                                           (14,773,000)              --
      Accounts payable, interest payable and other current
      liabilities                                              14,581,000       (6,376,000)
      Postretirement benefit obligation other than pensions     1,344,000         (151,000)
      Long-term liabilities                                     1,948,000        4,136,000
                                                             ------------    -------------
Net cash provided by operating activities                      18,630,000       21,017,000
                                                             ------------    -------------

Cash flows from investing activities:
 Capital expenditures                                          (3,129,000)      (1,240,000)
                                                             ------------    -------------
 Net cash used in investing activities                         (3,129,000)      (1,240,000)
                                                             ------------    -------------

Cash flows from financing activities:
 Proceeds from issuance of 11 1/2% senior PIK notes            55,000,000               --
 Equity contributions                                          93,450,000               --
 Redemption of senior redeemable preferred stock              (94,196,000)              --
 Payments of long-term debt                                   (19,000,000)              --
 Debt issuance costs                                           (2,096,000)              --
                                                             ------------    -------------
 Net cash provided by financing activities                     33,158,000               --
                                                             ------------    -------------

 Net increase in cash and cash equivalents                     48,659,000       19,777,000
Cash and cash equivalents, beginning of period                 15,009,000       24,464,000
                                                             ------------    -------------

Cash and cash equivalents, end of period                     $ 63,668,000    $  44,241,000
                                                             ============    =============

Supplemental cash flow information:
 Interest paid during period                                 $ 23,237,000    $  18,806,000
                                                             ============    =============

 Income taxes paid during the period                         $    767,000    $   4,379,000
                                                             ============    =============

                See notes to consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    Description of the Business and the Acquisition; Initial Public Offering

Description of Business

Summary

K&F Industries Holdings, Inc. ("K&F Holdings"), together with its subsidiaries K&F Industries, Inc. and subsidiaries ("K&F Industries," and collectively with K&F Holdings and its subsidiaries, "K&F or the Company"), is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems") and Engineered Fabrics Corporation ("Engineered Fabrics").

Initial Public Offering (Subsequent Event); Other Financing Developments

In February 2005, K&F Holdings issued $55.0 million of 11.5% Senior PIK Notes due 2015 (the "Senior PIK Notes"). K&F Holdings used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock (the "Senior Preferred Stock").

In April and May 2005, K&F Holdings received approximately $42.0 million in proceeds from private placement offerings of its common stock and approximately $51.5 million in proceeds from offerings of its junior preferred stock. K&F Holdings used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.

On August 8, 2005, K&F Holdings entered into an underwriting agreement with respect to the issuance of 18,000,000 shares of common stock at a price to the public of $17.50 per share. The initial public offering closed on August 12, 2005. After payment of the underwriting discount and other transaction expenses, K&F Holdings received approximately $291.4 million in net proceeds. K&F Holdings used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption will be completed on or about September 12, 2005);
(ii) approximately $184.4 million was used to redeem all of the outstanding shares of junior preferred stock at the redemption prices set forth in K&F Holdings certificate of incorporation; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As part of the underwriting agreement, K&F Holdings granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. If and to the extent that the underwriters exercise this option, K&F Holdings intends to use the net proceeds thereof to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering. If and to the extent that the underwriters do not exercise this option, K&F Holdings intend to pay a special stock dividend, consisting of any and all of the 2,700,000 shares that are not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.

In connection with the initial public offering, on August 8, 2005 K&F Holdings:
(i) effected a 133 for one common stock split, which has been retroactively reflected in the financial statements; (ii) amended its certificate of incorporation to increase its authorized shares of common stock to 250,000,000 shares; and (iii) adopted an amended and restated stock option plan in order to increase the number of shares issuable under the plan to 2,500,000.

K&F Holdings also amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the term of the Management Services Agreement in exchange for a $5.0 million termination fee, which will be a charge to K&F's third quarter 2005 earnings.

In addition, K&F will write-off approximately $1.8 million of unamortized debt issuance costs related to the redemption of the Senior PIK Notes.

The Acquisition

On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries' equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries' then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to former equityholders of K&F Industries (the "Acquisition").

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a new $530 million senior secured credit facility and $309.8 million in equity investments from K&F Holdings. K&F Holdings contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

The Acquisition was accounted for using the purchase method of accounting, pursuant to which the total purchase price, including related fees and expenses, was allocated to the acquired net assets based upon estimates of fair value. These adjustments were made by obtaining third-party valuations of certain tangible and intangible assets and liabilities.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table summarizes the fair values assigned to K&F's assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004:

Assets Acquired:

    Current assets                      $  183,467,000

    Property, plant and equipment           99,005,000

    Debt issuance costs                     29,280,000

    Program participation costs             49,238,000

    Other intangible assets                196,636,000

    Goodwill                               856,668,000
                                        --------------
         Total assets acquired           1,414,294,000
                                        --------------

Liabilities Assumed:

    Current liabilities                    142,242,000

    Pension liabilities                     47,629,000

    Postretirement benefit obligation       91,858,000

    Deferred income taxes                   20,169,000

    Other long-term liabilities              5,684,000

    Long-term debt                         796,922,000
                                        --------------
         Total liabilities assumed       1,104,504,000
                                        --------------
Net assets acquired                     $  309,790,000
                                        ==============

2.    Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in K&F Industries' December 31, 2004 Annual Report on Form 10-K.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Since the date of the Acquisition (see Note 1), the accompanying financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the predecessor company and are labeled as "Predecessor".

3.    Program Participation Costs

"Program Participation Costs" consist of incentives given to Original Equipment Aircraft Manufacturers ("OEMs") in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration ("FAA") certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, the Company does not receive revenue from the OEM, and does not generate profits until it sells replacement parts to the OEMs' customers and end-user aircraft operators.

The Predecessor consolidated financial statements utilize a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements: (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped; and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

The consolidated financial statements for the three and six month ended June 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A "sole source contract" is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM's parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.    Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No.
25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. See Note 8.

The Company plans to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for the Company on January 1, 2006.

5.    Accounts Receivable are summarized as follows:

                                                               June 30,      December 31,
                                                                 2005            2004
                                                             ------------    ------------
Accounts receivable, principally from commercial customers   $ 39,766,000    $ 35,885,000

Accounts receivable, on U.S.
    Government and other long-term contracts                    4,212,000       7,684,000

Allowances                                                     (1,213,000)     (1,236,000)
                                                             ------------    ------------

                                                             $ 42,765,000    $ 42,333,000
                                                             ============    ============

6.    Inventory consists of the following:

                                                 June 30,     December 31,
                                                   2005           2004
                                               -----------    ------------
Raw materials and work-in-process              $31,564,000    $ 35,356,000

Finished goods                                  13,483,000      16,017,000

Inventoried costs related to U.S.
   Government and other long-term contracts     13,301,000       9,874,000
                                               -----------    ------------

                                               $58,348,000    $ 61,247,000
                                               ===========    ============

Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.

7.    Other current liabilities consist of the following:

                                            June 30,     December 31,
                                              2005           2004
                                          -----------    ------------
Accrued payroll costs                     $12,674,000    $ 15,919,000
Accrued property and other taxes            3,156,000       2,197,000
Accrued costs on long-term contracts        4,907,000       2,639,000
Accrued warranty costs                     13,131,000      12,261,000
Customer credits                            4,241,000       5,402,000
Postretirement benefit obligation other
  than pensions                             4,000,000       4,000,000
Other                                       3,403,000       4,002,000
                                          -----------    ------------

                                          $45,512,000    $ 46,420,000
                                          ===========    ============

8.    Stock Options

      The following information has been adjusted for a 133 to one stock split which occurred on August 8, 2005.

      In 2005, K&F Holdings established a stock option plan, covering an aggregate of 1,330,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Holdings and its subsidiaries. In 2005, K&F Holdings issued stock options to certain of K&F's officers, directors, employees and advisors to purchase an aggregate of 951,740 shares of common stock, at an exercise price of $7.52 per share, the estimated fair value at the date of grant and the same price that the Company sold common stock on November 18, 2004 in connection with the financing of the Acquisition. The options issued to advisors vest immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year. During the six months ended June 30, 2005, the expense related to options issued to advisors totaled approximately $70,000.

      The Company applies the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock option plan (see Note 4). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

      The following table details the effect on net income (loss) had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, "Accounting for Stock-based Compensation", as amended:

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                         -----------------------------
                                                          June 30,         June 30,
                                                            2005             2004
                                                         -----------     -------------
                                                                         (Predecessor)
Reported net income                                      $ 6,870,000     $   8,355,000
Deduct: Total stock-based employee and director
 compensation expense determined under fair
 value method for all awards, net of related
 tax effects                                                (127,000)               --
                                                         -----------     -------------
Pro forma net income                                       6,743,000     $   8,355,000
                                                                         =============
Less preferred stock dividends                            (3,784,000)
                                                         -----------
Pro forma net income available to common stockholders    $ 2,959,000
                                                         ===========

Earnings per share
 Basic - as reported                                     $      0.18
                                                         ===========
 Basic - pro forma                                       $      0.17
                                                         ===========
 Diluted - as reported                                   $      0.18
                                                         ===========
 Diluted - pro forma                                     $      0.17
                                                         ===========

                                                                Six Months Ended
                                                         -----------------------------
                                                           June 30,         June 30,
                                                             2005             2004
                                                         -----------     -------------
                                                                         (Predecessor)
Reported net income                                      $ 3,898,000     $  17,259,000
Deduct: Total stock-based employee and director
  compensation expense determined under fair value
  method for all awards, net of related tax effects         (254,000)               --
                                                         -----------     -------------
Pro forma net income                                     $ 3,644,000     $  17,259,000
                                                                         =============
Less preferred stock dividends                            (6,847,000)
                                                         -----------
Pro forma net loss available to common stockholders      $(3,203,000)
                                                         ===========

Loss per share
 Basic and diluted - as reported                         $     (0.19)
                                                         ===========
 Basic and diluted - pro forma                           $     (0.21)
                                                         ===========

The Company has not included earnings per share information for the Predecessor period as it believes it is not meaningful as the Predecessor capital structure is not representative of the current capital structure.

There were no stock options granted during the three and six months ended June 30, 2004 (Predecessor). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

The weighted average fair value of the stock options granted during the six months June 30, 2005 was $3.24 per stock option, estimated on the

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in our peer group); risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and expected lives of option grants of seven years.

9.    Income Taxes

      The Company's effective tax rate of 35.5% and 36.9% for the three and six months ended June 30, 2005 differs from the statutory rate of 35% due to the different treatment of dividends on the Senior Preferred Stock for book versus tax, partially offset by tax benefits derived from export sales. The Company's effective tax rate of 32.8% and 33.2% for the three and six months ended June 30, 2004 (Predecessor), respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales.

10.   Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company's management, the ultimate settlement, if any, will not have a material adverse effect on the Company's consolidated financial statements.

11.   Comprehensive Income

                                              Three Months Ended
                                         ----------------------------
                                           June 30,       June 30,
                                             2005           2004
                                         -----------    -------------
                                                        (Predecessor)
Net income                               $ 6,870,000    $   8,355,000

Other comprehensive (loss) income:

    Cumulative translation adjustments      (118,000)         (31,000)
                                         -----------    -------------

Comprehensive income                     $ 6,752,000    $   8,324,000
                                         ===========    =============

                                               Six Months Ended
                                         ----------------------------
                                           June 30,        June 30,
                                             2005            2004
                                         -----------    -------------
                                                        (Predecessor)
Net income                               $ 3,898,000    $  17,259,000

Other comprehensive (loss) income:

    Cumulative translation adjustments      (150,000)          62,000
                                         -----------    -------------

Comprehensive income                     $ 3,748,000    $  17,321,000
                                         ===========    =============

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

12.   Segments

      The following represents financial information about the Company's segments:

                                       Three Months Ended
                                   ---------------------------
                                     June 30,       June 30,
                                       2005           2004
                                   ------------  -------------
                                                 (Predecessor)
Sales:
   Aircraft Braking Systems        $ 73,737,000  $  69,162,000
   Engineered Fabrics                16,565,000     14,429,000
                                   ------------  -------------
                                   $ 90,302,000  $  83,591,000
                                   ============  =============

Operating Profit (loss):
   Aircraft Braking Systems        $ 27,035,000  $  19,937,000
   Engineered Fabrics                 1,640,000      2,242,000
   K&F Holdings                        (876,000)            --
                                   ------------  -------------
      Operating income               27,799,000     22,179,000
   Interest expense, net            (17,141,000)    (9,742,000)
                                   ------------  -------------
      Income before income taxes   $ 10,658,000  $  12,437,000
                                   ============  =============

                                        Six Months Ended
                                   ---------------------------
                                     June 30,       June 30,
                                       2005           2004
                                   ------------  -------------
                                                 (Predecessor)
Sales:
   Aircraft Braking Systems        $147,661,000  $ 138,039,000
   Engineered Fabrics                31,331,000     28,701,000
                                   ------------  -------------
                                   $178,992,000  $ 166,740,000
                                   ============  =============

Operating Profit (loss):
   Aircraft Braking Systems        $ 40,730,000  $  40,898,000
   Engineered Fabrics                 2,043,000      4,457,000
   K&F Holdings                      (1,145,000)            --
                                   ------------  -------------
      Operating income               41,628,000     45,355,000

   Interest expense, net            (35,453,000)   (19,504,000)
                                   ------------  ------------
      Income before income taxes   $  6,175,000  $  25,851,000
                                   ============  =============

                                      June 30,       December 31,
                                        2005            2004
                                   --------------   --------------
Total Assets:
   Aircraft Braking Systems        $1,183,336,000   $1,183,123,000
   Engineered Fabrics                 134,005,000      133,750,000
   Debt issuance costs not
      allocated to segments            24,025,000       28,768,000
   Corporate assets                    60,462,000        9,474,000
                                   --------------   --------------
                                   $1,401,828,000   $1,355,115,000
                                   ==============   ==============

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13.   Earnings (loss) per share

      Computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005, give effect to a 133 for one stock split which occurred on August 8, 2005, and are as follows:

                                                            Three Months
                                                                Ended
                                                            June 30, 2005
                                                            -------------
Basic Earnings Per Share:
 Net income                                                 $  6,870,000
 Less: preferred stock dividends                              (3,784,000)
 Net income available to common stockholders (numerator)    $  3,086,000
                                                            ------------
 Weighted average common shares outstanding (denominator)     17,086,000
                                                            ------------
 Basic earnings per share                                   $       0.18
                                                            ============

Diluted earnings per share:
 Net income available to common stockholders (numerator)    $  3,086,000
 Weighted average common shares outstanding                   17,086,000
 Effect of dilutive stock options                                458,000
                                                            ------------
 Total diluted weighted average common shares outstanding
   (denominator)                                              17,544,000
                                                            ------------
 Diluted earnings per share                                 $       0.18
                                                            ============

                                                             Six Months
                                                               Ended
                                                            June 30, 2005
                                                            -------------
Basic Loss Per Share:
 Net income                                                 $   3,898,000
 Less: Preferred stock dividends                               (6,847,000)
                                                            -------------
 Net loss available to common stockholders (numerator)
                                                            $  (2,949,000)

 Weighted average common shares outstanding (denominator)      15,193,000
                                                            -------------
 Basic loss per share                                       $       (0.19)
                                                            =============

      Since the Company had a net loss for the six months ended June 30, 2005, shares issuable pursuant to options would have had an anti-dilutive effect, and therefore have been excluded from the computation of net loss per share for this period.

      The Company has not included earnings per share information for the Predecessor period as it believes it is not meaningful as the Predecessor capital structure is not representative of the current capital structure.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

General

K&F Industries Holdings, Inc., or "K&F Holdings," together with its subsidiaries K&F Industries, Inc. and subsidiaries, or "K&F Industries," and collectively with K&F Holdings, "K&F" or the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or "Aircraft Braking Systems" and Engineered Fabrics Corporation, or "Engineered Fabrics".

Initial Public Offering (Subsequent Event); Other Financing Developments

In February 2005, K&F Holdings issued $55.0 million of 11.5% Senior PIK Notes due 2015, or the "Senior PIK Notes." K&F Holdings used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock, or the "Senior Preferred Stock."

In April and May 2005, K&F Holdings received approximately $42.0 million in proceeds from private placement offerings of its common stock and approximately $51.5 million in proceeds from offerings of its junior preferred stock. K&F Holdings used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.

On August 8, 2005, K&F Holdings entered into an underwriting agreement with respect to the issuance of 18,000,000 shares of common stock at a price to the public of $17.50 per share. The initial public offering closed on August 12, 2005. After payment of the underwriting discount and other transaction expenses, K&F Holdings received approximately $291.4 million in net proceeds. K&F Holdings used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption will be completed on or about September 12, 2005);
(ii) approximately $184.4 million was used to redeem all of the outstanding shares of junior preferred stock at the redemption prices set forth in K&F Holdings certificate of incorporation; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering.

As part of the underwriting agreement, K&F Holdings granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. If and to the extent that the underwriters exercise this option, K&F Holdings intends to use the net proceeds thereof to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering. If and to the extent that the underwriters do not exercise this option, K&F Holdings intend to pay a special stock dividend, consisting of any and all of the 2,700,000 shares that are not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.

In connection with the initial public offering, on August 8, 2005 K&F Holdings:
(i) effected a 133 for one common stock split, which has been retroactively reflected in the financial statements; (ii) amended its certificate of incorporation to increase its authorized shares of common stock to 250,000,000 shares; and (iii) adopted an amended and restated stock option plan in order to increase the number of shares issuable under the plan to 2,500,000.

K&F Holdings also amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the term of the Management Services Agreement in exchange for a $5.0 million termination fee, which will be a charge to K&F's third quarter 2005 earnings.

In addition, K&F will write-off approximately $1.8 million of unamortized debt issuance costs related to the redemption of the Senior PIK Notes.

The Acquisition

On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries' equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries' then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to the former equityholders. We refer to this as the "Acquisition".

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a new $530 million senior secured credit facility and $309.8 million in equity investments from K&F Holdings. K&F Holdings contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

The Acquisition was accounted for using the purchase method of accounting, pursuant to which the total purchase price, including related fees and expenses, was allocated to the acquired net assets based upon estimates of fair value. These adjustments were made by obtaining third-party valuations of certain tangible and intangible assets and liabilities.

Since the date of the Acquisition, our financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the predecessor company and are labeled as "Predecessor".

"EBITDA" represents net income before interest expense, income tax provision and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

EBITDA does not represent and should not be considered as an alternative to results of operations under GAAP and has significant limitations as an analytical tool. Although we use EBITDA as a measure to assess the performance of our business, the use of EBITDA is limited because it excludes certain material costs. For example, it does not include interest expense, which is a necessary element of our costs and ability to generate revenue, because we have borrowed money in order to finance our operations. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income, sales, bookings and operating profit, to measure operating performance.

The following is a reconciliation of net income to EBITDA:

                                               Three Months Ended
                                          ----------------------------
                                           June 30,        June 30,
                                             2005            2004
                                          -----------    -------------
                                                         (Predecessor)
Net income                                $ 6,870,000    $   8,355,000
Adjustments:
  Depreciation and amortization expense     6,236,000        3,006,000
  Interest expense, net                    17,141,000        9,742,000
  Income tax provision                      3,788,000        4,082,000
                                          -----------    -------------
EBITDA                                    $34,035,000    $  25,185,000
                                          ===========    =============

                                                Six Months Ended
                                          ----------------------------
                                           June 30,        June 30,
                                             2005            2004
                                          -----------    -------------
                                                         (Predecessor)
Net income                                $ 3,898,000    $  17,259,000
Adjustments:
  Depreciation and amortization expense    12,369,000        5,882,000
  Interest expense, net                    35,453,000       19,504,000
  Income tax provision                      2,277,000        8,592,000
                                          -----------    -------------
EBITDA                                    $53,997,000    $  51,237,000
                                          ===========    =============

The following tables show the non-recurring and certain other items which are included in EBITDA: non-recurring inventory accounting adjustments, non-recurring salary and benefit expense, non-recurring non-cash income and capitalization of Program Participation Costs. We believe this information, when reviewed in connection with our presentation of EBITDA, provides another useful tool to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the adjustments presented below when preparing our annual operating budget and financial projections. Specifically, because these tables exclude non-recurring salary and benefit expense and non-recurring non-cash income, we believe this information allows our management and investors to assess our operating performance during the periods these charges were incurred on a consistent basis with the periods during which these unusual charges were not incurred. Further, because of the significant changes in our capital structure resulting from the Acquisition, including the post-Acquisition capitalization of our Program Participation Costs, we believe that the presentation of the adjustments relating to non-recurring inventory purchase accounting adjustments and capitalization of Program Participation Costs both enable our management and investors to assess the impact of the Acquisition on our operating performance and provides a consistent measure of our operating performance for periods subsequent to the Acquisition.

                                                     Three Months Ended
                                                   -----------------------
                                                   June 30,    June 30,
                                                     2005        2004
                                                   --------  -------------
                                                             (Predecessor)
Non-recurring salary and benefit expense           $     --  $   1,707,000
Program Participation Costs previously expensed          --      6,098,000
                                                   --------  -------------
                                                   $     --  $   7,805,000
                                                   ========  =============

                                                          Six Months Ended
                                                    ---------------------------
                                                     June 30,       June 30,
                                                       2005           2004
                                                    -----------   -------------
                                                                  (Predecessor)
Inventory purchase accounting charge                $12,084,000   $          --
Non-recurring salary and benefit expense                     --       3,428,000
Non-recurring non-cash income                                --        (592,000)
Program Participation Costs previously expensed              --      10,817,000
                                                    -----------   -------------
                                                    $12,084,000   $  13,653,000
                                                    ===========   =============

Critical Accounting Policies and Estimates

This section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an agreement, the sales price is fixed and determinable and collection of the receivable is probable.

Inventory. Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these reserves quarterly.

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to each of our operating segments and we do not anticipate any changes to our policy in the near term.

Program Participation Costs. "Program Participation Costs" consist of incentives given to Original Equipment Aircraft Manufacturers ("OEMs") in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration ("FAA")certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, we do not receive revenue from the OEM, and do not generate profits until we sell replacement parts to the OEMs' customers and end-user aircraft operators.

The Predecessor consolidated financial statements utilize a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements: (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped; and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

The consolidated financial statements for the three and six months ended June 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A "sole source contract" is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM's parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards or, "SFAS" No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

Upon completion of the Acquisition, we determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation's performance. In the future, if we determine that our current structure no longer meets the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.

The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a market multiple analysis and a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge.

Warranty. Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued.

Pension and Other Postretirement Benefits. We have significant pension and postretirement benefit costs and liabilities. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension and postretirement benefits expense we have recorded or may record.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The rate represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. We used a 6 1/4% discount rate in 2004 and are using a 6.0% discount rate for 2005 to reflect market conditions.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that the long-term return on our pension plan assets was 9.0% in 2004 and will remain at 9.0% for 2005 to reflect projected returns in the fixed income and equity markets.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the calendar year 2005 postretirement expense is 10.1% in 2005 trending down to 5.0% for 2010.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and June 30, 2004

Our sales for the six months ended June 30, 2005 totaled $178,992,000, reflecting an increase of $12,252,000, compared with $166,740,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $9,622,000 and Engineered Fabrics of $2,630,000.

Commercial sales at Aircraft Braking Systems increased $4,610,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9, Fokker FO-100 and Embraer ERJ-100 programs. General aviation sales increased $4,867,000, primarily on Gulfstream and Dassault aircraft. Military sales were level with the prior year with an increase in the Lockheed C-130, offset by a decrease in the Boeing B-1B program. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing CH-47 and F-15 and Northrop Grumman T-38 programs, partially offset by lower shipments on the F-18 program. In addition, sales increased due to higher shipments of oil containment booms and iceguards for the Sikorsky UH-60 program.

Our gross profit increased by $1,169,000 to $70,327,000, or 39.3% of sales for the six months ended June 30, 2005, compared with $69,158,000, or 41.5% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs of $8,636,000 and the higher sales volume, partially offset by a $12,084,000 non-recurring charge included in cost of sales pertaining to an inventory purchase accounting adjustment (which represents the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition) and higher depreciation of $1,668,000 relating to purchase accounting allocations.

The following table provides additional information detailing Program Participation Costs:

                                                       Six Months Ended
                                                 -----------------------------
                                                   June 30,        June 30,
                                                     2005            2004
                                                 ------------    -------------
                                                                 (Predecessor)
Gross Program Participation Costs                $ 18,931,000    $  16,195,000
Amount capitalized during period                  (12,562,000)              --
Amortization of Program Participation Costs         1,190,000               --
                                                 ------------    -------------
Program Participation Costs expensed in period   $  7,559,000    $  16,195,000
                                                 ============    =============

Aircraft Braking Systems' gross profit was $74,440,000, or 50.4% of sales (excluding $11,293,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the six months ended June 30, 2005, compared with $63,103,000, or 45.7% of sales for the same period in the prior year. Aircraft Braking Systems' gross margin increased primarily due to lower expensed investments, as discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense, as discussed above. Engineered Fabrics' gross profit was $7,971,000, or 25.4% of sales (excluding $791,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the six months ended June 30, 2005, compared with $6,055,000, or 21.1% of sales for the same period in the prior year. Engineered Fabrics' gross margin increased primarily due to the overhead absorption effect relating to the higher sales and a favorable mix of products sold.

Independent research and development costs increased by $621,000 for the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on various development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses increased by $557,000 during the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to costs associated with the implementation of our productivity enhancement program and expenses related to the management services agreement, partially offset by lower compensation costs.

Amortization expense increased by $3,688,000 during the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased $15,949,000 for the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition. The increase related to the amortization of debt issuance costs was $4,083,000 during the six months ended June 30, 2005, as compared with the same period in the prior year.

Our effective tax rate of 36.9% for the six months ended June 30, 2005 differs from the statutory rate of 35% due to the different treatment of dividends on the Senior Preferred Stock for book versus tax, partially offset by tax benefits derived from export sales. Our effective tax rate of 33.2% for the six month ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

Our sales for the three months ended June 30, 2005 totaled $90,302,000, reflecting an increase of $6,711,000, compared with $83,591,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $4,575,000 and Engineered Fabrics of $2,136,000.

Commercial sales at Aircraft Braking Systems increased $1,720,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and Embraer ERJ-170 programs, partially offset by lower sales on the Bombardier CRJ-100/200 and the Boeing MD-90 programs. General aviation sales increased $2,933,000, primarily on Dassault and Gulfstream aircraft. Military sales were level with the prior year. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing CH-47 and F-15 and Northrop Grumman T-38 programs, partially offset by lower shipments on the F-18 program. In addition, sales increased due to higher shipments of oil containment booms.

Our gross profit increased by $8,042,000 to $42,103,000, or 46.6% of sales for the three months ended June 30, 2005, compared with $34,061,000, or 40.7% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs of $4,876,000 and the higher sales volume, partially offset by higher depreciation of $834,000 relating to purchase accounting allocations.

The following table provides additional information detailing Program Participation Costs:

                                                      Three Months Ended
                                                 -----------------------------
                                                   June 30,        June 30,
                                                     2005            2004
                                                 ------------    -------------
                                                                 (Predecessor)
Gross Program Participation Costs                $  9,861,000    $   8,664,000
Amount capitalized during period                   (6,704,000)              --
Amortization of Program Participation Costs           631,000               --
                                                 ------------    -------------
Program Participation Costs expensed in period   $  3,788,000    $   8,664,000
                                                 ============    =============

Aircraft Braking Systems' gross profit was $38,441,000, or 52.1% of sales for the three months ended June 30, 2005, compared with $31,165,000, or 45.1% of sales for the same period in the prior year. Aircraft Braking Systems' gross margin increased primarily due to lower expensed investments, as discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense, as discussed above. Engineered Fabrics' gross profit was $3,662,000, or 22.1% of sales for the three months ended June 30, 2005, compared with $2,896,000, or 20.1% of sales for the same period in the prior year. Engineered Fabrics' gross margin increased primarily due to the overhead absorption effect relating to the higher sales and a favorable mix of products sold.

Independent research and development costs increased by $415,000 for the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on various development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses increased by $187,000 during the three months ended June 30, 2005, as compared with the same period in the prior year. This decrease was primarily due to costs associated with the implementation of our productivity enhancement program and expenses related to the management services agreement, partially offset by lower compensation costs.

Amortization expense increased by $1,820,000 during the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased by $7,399,000 for the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition. The increase related to the amortization of debt issuance costs was $1,678,000 during the three months ended June 30, 2005, as compared with the same period in the prior year.

Our effective tax rate of 35.5% for the three months ended June 30, 2005 differs from the statutory rate of 35% due to the different treatment of dividends on the Senior Preferred Stock for book versus tax, partially offset by tax benefits derived from export sales. Our effective tax rate of 32.8% for the three months ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $63.7 million at June 30, 2005, compared with $15.0 million at December 31, 2004. Our total debt was $829.0 million at June 30, 2005 and $790.6 million at December 31, 2004. We had $48.0 million (which is net of letters of credit of $2.0 million) available to borrow under our $50 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness.

In April and May 2005, we received approximately $42.0 million in proceeds from offerings of our common stock and approximately $51.5 million in proceeds from offerings of our junior preferred stock. In February 2005, we used the net proceeds from the offering of our Senior PIK Notes to redeem a portion of our Senior Preferred Stock at par, plus accrued dividends. In May 2005, we used a portion of the proceeds from the offerings of our common stock and junior preferred stock to fund the redemption at par, plus accrued dividends, of our remaining Senior Preferred Stock.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and to fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations, material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at June 30, 2005.

Our contractual obligations are detailed in K&F Industries Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, our contractual obligations have not materially changed from December 31, 2004.

Cash Flows

During the six months ended June 30, 2005, net cash provided by operating activities amounted to $18,630,000, compared with $21,017,000 for the same period in the prior year, a decrease of $2,387,000. Our cash flow from operating activities decreased from the prior year primarily due the payment of the $14,682,000 note to the former K&F equityholders, a higher increase in inventory and higher interest payments, partially offset by the receipt of a $15,425,000 income tax refund relating to expenses incurred in connection with the Acquisition, lower upfront cash program participation payments and lower income tax payments.

During the six months ended June 30, 2005, net cash used in investing activities amounted to $3,129,000 versus $1,240,000 for the same period in the prior year, representing capital expenditures for both periods. This increase was due to expenditures related to our new carbon manufacturing facility in Danville, Kentucky.

During the six months ended June 30, 2005, net cash provided by financing activities amounted to $33,158,000 versus $0 for the same period in the prior year. This increase was due to the issuance in April and May 2005 of approximately $42.0 million of common stock and approximately $51.5 million of junior preferred stock, the issuance in February 2005 of $55 million of Senior PIK Notes, partially offset by the redemption of all our Senior Preferred Stock, plus accrued dividends and the prepayment of $19 million of long-term debt, versus no activity during 2004.

Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued SFAS No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

We plan to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for us on January 1, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $373.0 million of total fixed rate debt and $456.0 million of variable rate debt outstanding at June 30, 2005. Borrowings under the new credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.0 million.

As a requirement of our new credit facility, we have entered into the following interest rate hedges:

- a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of our term loans;

- a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.375%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

We have no other derivative financial instruments.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

(a)   Exhibits

      31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act, as amended.

      31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act, as amended.

      32.1 - Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          K&F INDUSTRIES HOLDINGS, INC.
                                                    Registrant

                                          /s/ DIRKSON R. CHARLES
                                              ---------------------
                                              Dirkson R. Charles
                                       Executive Vice President and
                                          Chief Financial Officer
                                                    and
                                          Registrant's Authorized
                                                  Officer

Dated: August 15, 2005