Form 10-Q/A
period 2005-06-30
K&F Industries Holdings, Inc.
filed 2005-11-07
CIK 1310663

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                               (Amendment No. 1)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   June 30, 2005
                                           -----------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number: 333-124870


                          K&F Industries Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                  20-1844325
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


 50 Main Street, White Plains, New York                   10606
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (914) 448-2700
                                                    ------------------------




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

                                   Form 10-Q/A
                  For the quarterly period ended June 30, 2005

                              EXPLANATORY PARAGRAPH

This Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed for the purpose of restating the Company's consolidated statement of cash flows for the six months ended June 30, 2005. In the six months ended June, 30, 2005, an amount of $14,773,000 was previously included in "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F Industries, Inc.'s prior equityholders. This restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2005 and has no impact on the Company's consolidated financial position, results of operations or the related income (loss) per share amounts. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 16 in the notes to the condensed consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the original Form 10-Q.

                                      INDEX

Part I. Consolidated Financial Information                                  Page
                                                                            ----
   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                a)    Condensed Consolidated Balance Sheets
                      as of June 30, 2005 and December 31, 2004                3

                b)    Condensed Consolidated Statements of Operations
                      for the six months ended June 30, 2005
                      and 2004 (Predecessor)                                   4

                c)    Condensed Consolidated Statements of Operations
                      for the three months ended June 30, 2005
                      and 2004 (Predecessor)                                   5

                d)    Condensed Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2005
                      and 2004 (Predecessor)                                   6

                e)    Notes to Condensed Consolidated Financial Statements     7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        29

   Item 4.  Controls and Procedures                                           30

Part II. Other Information

   Item 6.  Exhibits                                                          31

Signatures                                                                    32

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                   (UNAUDITED)

                                                          June 30,            December 31,
                                                           2005                  2004
                                                      ---------------       ---------------
ASSETS:
Current Assets:
  Cash and cash equivalents                           $    63,668,000       $    15,009,000
  Accounts receivable, net                                 42,765,000            42,333,000
  Inventory                                                58,348,000            61,247,000
  Other current assets                                      3,535,000             4,173,000
                                                      ---------------       ---------------
Total current assets                                      168,316,000           122,762,000
                                                      ---------------       ---------------

Property, plant and equipment                             104,153,000           101,083,000
  Less, accumulated depreciation and amortization           6,583,000             1,491,000
                                                      ---------------       ---------------
                                                           97,570,000            99,592,000
                                                      ---------------       ---------------

Other long-term assets                                         93,000               351,000
Debt issuance costs, net of amortization                   25,863,000            28,768,000
Program participation costs, net of amortization           64,150,000            51,778,000
Intangible assets, net of amortization                    189,168,000           195,196,000
Goodwill                                                  856,668,000           856,668,000
                                                      ---------------       ---------------
                                                      $ 1,401,828,000       $ 1,355,115,000
                                                      ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable, trade                             $    14,306,000       $    15,030,000
  Interest payable                                          4,902,000             3,505,000
  Note payable                                                     --            14,773,000
  Income taxes payable                                     18,656,000             3,678,000
  Other current liabilities                                45,512,000            46,420,000
                                                      ---------------       ---------------
Total current liabilities                                  83,376,000            83,406,000
                                                      ---------------       ---------------

Pension liabilities                                        50,248,000            48,248,000
Deferred income taxes                                      20,939,000            18,951,000
Postretirement benefit obligation other
  than pensions                                            93,613,000            92,269,000
Other long-term liabilities                                 5,128,000             5,180,000
Senior term loan                                          456,000,000           475,000,000
7 3/4% senior subordinated notes due 2014                 315,000,000           315,000,000
9 5/8% senior subordinated notes due 2010                     577,000               577,000
11 1/2% senior PIK notes due 2015                          57,460,000                    --
Senior preferred stock subject to mandatory
  redemption                                                       --            94,196,000

Stockholders' Equity:
  Preferred stock, $.01 par value - authorized,
   20,000 shares; issued and outstanding, 17,395
   shares and 12,250 shares                                        --                    --
  Common stock, $.01 par value - authorized,
   250,000,000 shares; issued and outstanding,
   18,885,867 and 13,300,000 shares                           189,000               133,000
  Additional paid-in capital                              324,106,000           223,864,000
  Accumulated deficit                                      (4,727,000)           (1,778,000)
  Accumulated other comprehensive (loss) income               (81,000)               69,000
                                                      ---------------       ---------------
Total stockholders' equity                                319,487,000           222,288,000
                                                      ---------------       ---------------
                                                      $ 1,401,828,000       $ 1,355,115,000
                                                      ===============       ===============

                See notes to condensed consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Six Months Ended
                                               ---------------------------------
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
                                               =============

           See notes to condensed consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended
                                              -------------------------------
                                                June 30,            June 30,
                                                  2005               2004
                                              ------------       ------------
                                                                 (Predecessor)
Sales                                         $ 90,302,000       $ 83,591,000
Cost of sales                                   48,199,000         49,530,000
                                              ------------       ------------
Gross profit                                    42,103,000         34,061,000
Independent research and development             3,753,000          3,338,000
Selling, general and administrative
  expenses                                       7,537,000          7,350,000
Amortization of intangible assets                3,014,000          1,194,000
                                              ------------       ------------
Operating income                                27,799,000         22,179,000
Interest and investment income                     254,000            119,000
Interest expense                               (17,395,000)        (9,861,000)
                                              ------------       ------------
Income before income taxes                      10,658,000         12,437,000
Income tax provision                            (3,788,000)        (4,082,000)
                                              ------------       ------------
Net income                                       6,870,000       $  8,355,000
                                                                 ============
Preferred stock dividends                       (3,784,000)
                                              ------------
Net income available to common
  stockholders                                $  3,086,000
                                              ============
  Basic earnings per share                    $       0.18
                                              ============
  Weighted average common shares                17,086,000
                                              ============
  Diluted earnings per share                  $       0.18
                                              ============
  Diluted weighted average common shares        17,544,000
                                              ============


           See notes to condensed consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                    -------------------------------
                                                       June 30,          June 30,
                                                        2005              2004
                                                    ------------       ------------
                                                    (As restated,      (Predecessor)
                                                     see Note 16)
Cash flows from operating activities:
 Net income                                         $  3,898,000       $ 17,259,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                        5,151,000          3,542,000
   Amortization of program participation costs         1,190,000                 --
   Amortization of intangible assets                   6,028,000          2,340,000
   Non-cash interest expense - 11 1/2% senior
    PIK notes                                          2,460,000                 --
   Non-cash interest expense - amortization of
    debt issuance cost                                 5,001,000            918,000
   Non-cash interest expense - change in fair
    market value of interest rate cap                    264,000                 --
   Non-recurring inventory purchase accounting
    charge                                            12,084,000                 --
   Deferred income taxes                               1,988,000          2,199,000
   Changes in assets and liabilities:
    Accounts receivable, net                            (500,000)           925,000
    Inventory                                         (9,267,000)           (90,000)
    Other current assets                                 795,000            847,000
    Program participation costs                      (13,562,000)        (4,532,000)
    Accounts payable, interest payable and
     other current liabilities                        14,581,000         (6,376,000)
    Postretirement benefit obligation other
     than pensions                                     1,344,000           (151,000)
    Long-term liabilities                              1,948,000          4,136,000
                                                    ------------       ------------
 Net cash provided by operating activities            33,403,000         21,017,000
                                                    ------------       ------------

Cash flows from investing activities:

 Payment of deferred purchase price                  (14,773,000)                --
 Capital expenditures                                 (3,129,000)        (1,240,000)
                                                    ------------       ------------
 Net cash used in investing activities               (17,902,000)        (1,240,000)
                                                    ------------       ------------

Cash flows from financing activities:
 Proceeds from issuance of 11 1/2% senior PIK
   notes                                              55,000,000                 --
 Equity contributions                                 93,450,000                 --
 Redemption of senior redeemable preferred
   stock                                             (94,196,000)                --
 Payments of long-term debt                          (19,000,000)                --
 Debt issuance costs                                  (2,096,000)                --
                                                    ------------       ------------
 Net cash provided by financing activities            33,158,000                 --
                                                    ------------       ------------

 Net increase in cash and cash equivalents            48,659,000         19,777,000
Cash and cash equivalents, beginning of
 period                                               15,009,000         24,464,000
                                                    ------------       ------------

Cash and cash equivalents, end of period            $ 63,668,000       $ 44,241,000
                                                    ============       ============
Supplemental cash flow information:
 Interest paid during period                        $ 23,237,000       $ 18,806,000
                                                    ============       ============
 Income taxes paid during the period                $    767,000       $  4,379,000
                                                    ============       ============

           See notes to condensed consolidated financial statements.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Acquisition

On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million) (the "Acquisition"). In addition, the former K&F Industries' equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries' then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to former equityholders of K&F Industries. In addition, K&F Holdings issued a note, in the amount of $14.8 million, payable for the benefit of the prior K&F Industries' equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries' prior senior subordinated notes.

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

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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
                                             ==============

2. Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in K&F Industries' December 31, 2004 Annual Report on Form 10-K.

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No.
25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share- based payment arrangements and requires all companies to apply a fair-value- based measurement method in accounting for generally all share-based payment transactions with employees. See Note 8.

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

5. Accounts Receivable are summarized as follows:

                                            June 30,         December 31,
                                              2005               2004
                                          ------------       ------------
    Accounts receivable, principally
       from commercial customers          $ 39,766,000       $ 35,885,000
Accounts receivable, on U.S.
   Government and other long-term
   contracts                                 4,212,000          7,684,000
    Allowances                              (1,213,000)        (1,236,000)
                                          ------------       ------------
                                          $ 42,765,000       $ 42,333,000
                                          ============       ============

6. Inventory consists of the following:

                                              June 30,       December 31,
                                               2005             2004
                                            -----------      -----------
     Raw materials and work-in-process      $31,564,000      $35,356,000
Finished goods                               13,483,000       16,017,000
     Inventoried costs related to U.S.
      Government and other long-term
      contracts                              13,301,000        9,874,000
                                            -----------      -----------
                                            $58,348,000      $61,247,000
                                            ===========      ===========

      Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.

7. Other current liabilities consist of the following:

                                                                                            June 30,                December 31,
                                                                                              2005                      2004
                                                                                           -----------               -----------
          Accrued payroll costs                                                            $12,674,000               $15,919,000
          Accrued property and other taxes                                                   3,156,000                 2,197,000
          Accrued costs on long-term contracts                                               4,907,000                 2,639,000
          Accrued warranty costs                                                            13,131,000                12,261,000
          Customer credits                                                                   4,241,000                 5,402,000
          Postretirement benefit obligation other
            than pensions                                                                    4,000,000                 4,000,000
          Other                                                                              3,403,000                 4,002,000
                                                                                           -----------                ----------
                                                                                           $45,512,000               $46,420,000
                                                                                           ===========               ===========

8.   Stock Options

          The following information has been adjusted for a 133 to one stock split which occurred on August 8, 2005.

          In 2005, K&F Holdings established a stock option plan, covering an aggregate of 1,330,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Holdings and its subsidiaries. In 2005, K&F Holdings issued stock options to certain of K&F's officers, directors, employees and advisors to purchase an aggregate of 951,740 shares of common stock, at an exercise price of $7.52 per share, the estimated fair value at the date of grant and the same price that the Company sold common stock on November 18, 2004 in connection with the financing of the Acquisition. The options issued to the advisors vest immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year. During the six months ended June 30, 2005, the expense related to options issued to advisors totaled approximately $70,000.

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

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                    Three Months Ended
                                             ---------------------------------
                                                June 30,             June 30,
                                                  2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
Reported net income                          $   6,870,000       $   8,355,000
Deduct: Total stock-based employee and
 director compensation expense
 determined under fair value method for
 all awards, net of related tax effects           (127,000)                 --
                                             -------------       -------------
Pro forma net income                             6,743,000       $   8,355,000
                                                                 =============
Less preferred stock dividends                  (3,784,000)
                                             -------------
Pro forma net income available to
 common stockholders                         $   2,959,000
                                             =============

Earnings per share

 Basic - as reported                         $        0.18
                                             =============
 Basic - pro forma                           $        0.17
                                             =============
 Diluted - as reported                       $        0.18
                                             =============
 Diluted - pro forma                         $        0.17
                                             =============

                                                      Six Months Ended
                                             ---------------------------------
                                                June 30,            June 30,
                                                 2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
Reported net income                          $   3,898,000       $  17,259,000
Deduct: Total stock-based employee and
 director compensation expense
 determined under fair value method for
 all awards, net of related tax effects           (254,000)                --
                                             -------------       -------------
Pro forma net income                             3,644,000       $  17,259,000
                                                                 =============
Less preferred stock dividends                  (6,847,000)
                                             -------------
Pro forma net loss available to common
 stockholders                                $  (3,203,000)
                                             =============

Loss per share

 Basic and diluted - as reported             $       (0.19)
                                             =============
 Basic and diluted - pro forma               $       (0.21)
                                             =============

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

          The weighted average fair value of the stock options granted during the six months June 30, 2005 was $3.24 per stock option, estimated on the

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

11.       Comprehensive Income

                                                        Three Months Ended
                                                   ---------------------------
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
                                                   ===========   =============

                                                         Six Months Ended
                                                   ---------------------------
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
                                                   ===========   =============

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.       Segments

          The following represents financial information about the Company's segments:

                                                      Three Months Ended
                                             ---------------------------------
                                                June 30,            June 30,
                                                  2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
          Sales:
              Aircraft Braking Systems       $  73,737,000       $  69,162,000
              Engineered Fabrics                16,565,000          14,429,000
                                             -------------       -------------
                                             $  90,302,000       $  83,591,000
                                             =============       =============

          Operating Profit (loss):
              Aircraft Braking Systems       $  27,035,000       $  19,937,000
              Engineered Fabrics                 1,640,000           2,242,000
              K&F Holdings                        (876,000)                 --
                                             -------------       -------------
                Operating income                27,799,000          22,179,000
              Interest expense, net            (17,141,000)         (9,742,000)
                                             -------------       -------------
                Income before income taxes   $  10,658,000       $  12,437,000
                                             =============       =============

                                                      Six Months Ended
                                             ---------------------------------
                                                June 30,            June 30,
                                                  2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
          Sales:
              Aircraft Braking Systems       $ 147,661,000       $ 138,039,000
              Engineered Fabrics                31,331,000          28,701,000
                                             -------------       -------------
                                             $ 178,992,000       $ 166,740,000
                                             =============       =============

          Operating Profit (loss):
              Aircraft Braking Systems       $  40,730,000       $  40,898,000
              Engineered Fabrics                 2,043,000           4,457,000
              K&F Holdings                      (1,145,000)                 --
                                               -----------       -------------
                Operating income                41,628,000          45,355,000
              Interest expense, net            (35,453,000)        (19,504,000)
                                             -------------       -------------
                Income before income taxes   $   6,175,000       $  25,851,000
                                             =============       =============


                                                     June 30,      December 31,
                                                       2005            2004
                                                  --------------  --------------
          Total Assets:
              Aircraft Braking Systems            $1,183,336,000  $1,183,123,000
              Engineered Fabrics                     134,005,000     133,750,000
              Debt issuance costs not allocated
                   to segments                        24,025,000      28,768,000
              Corporate assets                        60,462,000       9,474,000
                                                  --------------  --------------
                                                  $1,401,828,000  $1,355,115,000
                                                  ==============  ==============

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

13.       Earnings (loss) per share

          Computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005, give effect to a 133 for one stock split which occurred on August 8, 2005, and are as follows:

                                                               Three Months
                                                                  Ended
                                                              June 30, 2005
                                                              -------------
Basic Earnings Per Share:
 Net income                                                   $   6,870,000
 Less: preferred stock dividends                                 (3,784,000)
                                                              -------------

 Net income available to common stockholders
  (numerator)                                                 $   3,086,000

 Weighted average common shares outstanding
  (denominator)                                                  17,086,000
                                                              -------------
 Basic earnings per share                                     $        0.18
                                                              =============

Diluted earnings per share:
 Net income available to common stockholders                  $   3,086,000
  (numerator)
 Weighted average common shares outstanding                      17,086,000
 Effect of dilutive stock options                                   458,000
                                                              -------------
 Total diluted weighted average common shares
  outstanding (denominator)                                      17,544,000
                                                              -------------
 Diluted earnings per share                                   $        0.18
                                                              =============

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

                 K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


14. Product Warranties

Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the six months ended June 30, 2005 is as follows:

Balance at December 31, 2004................................  $12,858,000
Current provisions..........................................    3,981,000
Expenditures................................................   (3,111,000)
                                                              -----------
Balance at June 30, 2005....................................  $13,728,000
                                                              ===========

     The current and long-term portions of product warranties are as follows:

                                                                June 30,      December 31,
                                                                  2005            2004
                                                              -------------   ------------
Current liabilities.........................................   $13,131,000    $12,261,000
Long-term liabilities.......................................       597,000        597,000
                                                               -----------    -----------
Total.......................................................   $13,728,000    $12,858,000
                                                               ===========    ===========

15. Employee Benefit Plans

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                           Pension Benefits                          Postretirement Benefits
                       ---------------------------------------------------------   ---------------------------
                           Three Months Ended              Six Months Ended            Three Months Ended
                                June 30,                       June 30,                     June 30,
                       ---------------------------   ---------------------------   ---------------------------
                          2005           2004           2005           2004           2005           2004
                       -----------   -------------   -----------   -------------   -----------   -------------
                                     (Predecessor)                 (Predecessor)                 (Predecessor)
Service cost.........  $   836,000    $ 1,080,000    $ 2,061,000    $ 2,160,000    $   478,000    $   473,000
Interest cost........    2,192,000      2,102,000      4,385,000      4,204,000      1,396,000      1,574,000
Expected return on
  plan assets........   (2,228,000)    (2,267,000)    (4,446,000)    (4,534,000)            --             --
Amortization of prior
  service cost.......           --         98,000             --        196,000             --     (1,305,000)
Recognized actuarial
  loss...............           --        990,000             --      1,980,000             --        586,000
                       -----------    -----------    -----------    -----------    -----------    -----------
Net periodic benefit
  cost...............  $   800,000    $ 2,003,000    $ 2,000,000    $ 4,006,000    $ 1,874,000    $ 1,328,000
                       ===========    ===========    ===========    ===========    ===========    ===========

                         Postretirement Benefits
                       ---------------------------
                             Six Months Ended
                                 June 30,
                       ---------------------------
                          2005           2004
                       -----------   -------------
                                     (Predecessor)
Service cost.........  $   956,000    $   946,000
Interest cost........    2,792,000      3,148,000
Expected return on
  plan assets........           --             --
Amortization of prior
  service cost.......           --     (2,610,000)
Recognized actuarial
  loss...............           --      1,172,000
                       -----------    -----------
Net periodic benefit
  cost...............  $ 3,748,000    $ 2,656,000
                       ===========    ===========

     The Company did not make any contributions to its pension plans during the first six months of 2005 and will not make any during the remainder of 2005.

16. Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended June 30, 2005, management determined that the Company's consolidated statement of cash flows for the six months ended June 30, 2005 should be restated. In the six months ended June 30, 2005, an amount of $14,773,000 was previously included in "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F Industries' prior equityholders.


     A summary of the affect of the restatement on the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2005 is as follows:


                                                   For the Six Months
                                                  Ended June 30, 2005
                                             ------------------------------
                                              Previously
                                               Reported        As Restated
                                             -------------    -------------
Cash Flows from Operating Activities:
Payment of deferred purchase price           $ (14,773,000)   $          --
Net cash provided by operating
  activities                                    18,630,000       33,403,000
Cash Flows from Investing Activities:
Payment of deferred purchase price                      --      (14,773,000)
Net cash used in investing activities           (3,129,000)     (17,902,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation for the six months ended June 30, 2005 has been restated. In the six months ended June 30, 2005, an amount of $14,773,000 was previously included in "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F Industries, Inc.'s prior equityholders. This restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2005 and has no impact on the Company's consolidated financial position, results of operations or the related income (loss) per share amounts.

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

The Acquisition

On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries' equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries' then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to the former equityholders. In addition, K&F Holdings issued a note in the amount of $14.8 million, payable for the benefit of the prior K&F Industries' equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries' prior senior subordinated notes. We refer to this as the "Acquisition".

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

The following is a reconciliation of net income to EBITDA:

                                                      Three Months Ended
                                             ---------------------------------
                                                June 30,            June 30,
                                                  2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
 Net income                                  $   6,870,000       $   8,355,000
 Adjustments:
   Depreciation and amortization expense         6,236,000           3,006,000
   Interest expense, net                        17,141,000           9,742,000
   Income tax provision                          3,788,000           4,082,000
                                             -------------       -------------
 EBITDA                                      $  34,035,000       $  25,185,000
                                             =============       =============

                                                      Six Months Ended
                                             ---------------------------------
                                                June 30,            June 30,
                                                  2005                2004
                                             -------------       -------------
                                                                 (Predecessor)
 Net income                                  $   3,898,000       $  17,259,000
 Adjustments:
   Depreciation and amortization expense        12,369,000           5,882,000
   Interest expense, net                        35,453,000          19,504,000
   Income tax provision                          2,277,000           8,592,000
                                             -------------       -------------
 EBITDA                                      $  53,997,000       $ 51,237,000
                                             =============       =============

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

                                                        Three Months Ended
                                                   ----------------------------
                                                    June 30,         June 30,
                                                      2005             2004
                                                   -----------     ------------
                                                                   (Predecessor)
  Non-recurring salary and benefit
   expense                                         $        --     $  1,707,000

  Program Participation Costs previously
   expensed                                                 --        6,098,000
                                                   -----------     ------------
                                                   $        --     $  7,805,000
                                                   ===========     ============

                                                         Six Months Ended
                                                   -----------------------------
                                                    June 30,         June 30,
                                                      2005             2004
                                                   -----------     ------------
                                                                   (Predecessor)
   Inventory purchase accounting
    charge                                         $12,084,000     $         --
   Non-recurring salary and benefit
    expense                                                 --        3,428,000
   Non-recurring non-cash income                            --         (592,000)
      Program Participation Costs previously
        expensed                                            --       10,817,000
                                                   -----------     ------------
                                                   $12,084,000     $ 13,653,000
                                                   ===========     ============


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

The Predecessor consolidated financial statements utilize a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements: (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA- certification process as an expense in cost of sales when the applicable original equipment was shipped; and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

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

The following table provides additional information detailing Program Participation Costs:

                                                     Six Months Ended
                                             -------------------------------
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

Commercial sales at Aircraft Braking Systems increased $1,720,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and Embraer ERJ- 170 programs, partially offset by lower sales on the Bombardier CRJ-100/200 and the Boeing MD-90 programs. General aviation sales increased $2,933,000, primarily on Dassault and Gulfstream aircraft. Military sales were level with the prior year. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing CH-47 and F-15 and Northrop Grumman T-38 programs, partially offset by lower shipments on the F-18 program. In addition, sales increased due to higher shipments of oil containment booms.

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

The following table provides additional information detailing Program Participation Costs:

                                                    Three Months Ended
                                             -------------------------------
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

Cash Flows

During the six months ended June 30, 2005, net cash provided by operating activities amounted to $33,403,000, compared with $21,017,000 for the same period in the prior year, an increase of $12,386,000. Our cash flow from operating activities increased from the prior year primarily due to the receipt of a $15,425,000 income tax refund relating to expenses incurred in connection with the Acquisition, lower upfront cash participation payments and lower tax payments, partially offset by a higher increase in inventory and higher interest payments.

During the six months ended June 30, 2005, net cash used in investing activities amounted to $17,902,000 versus $1,240,000 for the same period in the prior year, an increase of $16,662,000. This increase was due to the payment of $14,773,000 of deferred purchase price to the former K&F Industries' equityholders and higher capital expenditures of $1,889,000 relating to our new carbon manufacturing facility in Danville, Kentucky.

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

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on

          January 24, 2008 at the termination of the swap agreement.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)      Exhibits

         31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

         31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

                                             K&F INDUSTRIES HOLDINGS, INC.
                                                       Registrant

                                              /s/  DIRKSON R. CHARLES
                                                   ------------------
                                                   Dirkson R. Charles

                                              Executive Vice President and
                                               Chief Financial Officer and
                                                 Registrant's Authorized
                                                         Officer

Dated:      November 7, 2005