Form 10-Q
period 2005-09-30
K&F Industries Holdings, Inc.
filed 2005-11-07
CIK 1310663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-124870
K&F Industries Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-1844325
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

50 Main Street, White Plains, New York	10606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (914) 448-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2005, there were 39,585,867 shares of common stock outstanding.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Form 10-Q
For the quarterly period ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS:
Current Assets:
Cash and cash equivalents	$22,170,000	$15,009,000
Accounts receivable, net	50,969,000	42,333,000
Inventory	59,367,000	61,247,000
Other current assets	3,638,000	4,173,000

Total current assets	136,144,000	122,762,000

Property, plant and equipment	104,444,000	101,083,000
Less, accumulated depreciation and amortization	8,222,000	1,491,000

	96,222,000	99,592,000

Other long-term assets	93,000	351,000
Debt issuance costs, net of amortization	23,118,000	28,768,000
Program participation costs, net of amortization	69,610,000	51,778,000
Intangible assets, net of amortization	186,153,000	195,196,000
Goodwill	858,807,000	856,668,000

	$1,370,147,000	$1,355,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable, trade	$15,806,000	$15,030,000
Interest payable	11,035,000	3,505,000
Note payable	—	14,773,000
Income taxes payable	15,701,000	3,678,000
Other current liabilities	46,334,000	46,420,000

Total current liabilities	88,876,000	83,406,000

Pension liabilities	51,048,000	48,248,000
Deferred income taxes	24,091,000	18,951,000
Postretirement benefit obligation other than pensions	93,936,000	92,269,000
Other long-term liabilities	5,431,000	5,180,000
Senior term loan	456,000,000	475,000,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000
Senior preferred stock subject to mandatory redemption	—	94,196,000

Stockholders’ Equity:
Preferred stock, $.01 par value — authorized, 20,000 shares; issued and outstanding, 0 shares at September 30, 2005 and 12,250 shares at December 31, 2004	—	—
Common stock, $.01 par value — authorized, 250,000,000 shares; issued and outstanding, 39,585,867 shares at September 30, 2005 and 13,300,000 shares at December 31, 2004	396,000	133,000
Additional paid-in capital	324,266,000	223,864,000
Retained earnings (deficit)	10,643,000	(1,778,000)
Accumulated other comprehensive (loss) income	(117,000)	69,000

Total stockholders’ equity	335,188,000	222,288,000

	$1,370,147,000	$1,355,115,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales	$278,982,000	$257,497,000
Cost of sales (including inventory purchase accounting charges of $12,084,000 for the nine months ended September 30, 2005)	160,114,000	147,863,000

Gross profit	118,868,000	109,634,000
Independent research and development	11,490,000	10,226,000
Selling, general and administrative expenses	27,760,000	23,364,000
Amortization of intangible assets	9,043,000	3,552,000

Operating income	70,575,000	72,492,000
Interest and investment income	654,000	393,000
Interest expense	(56,128,000)	(29,588,000)

Income before income taxes	15,101,000	43,297,000
Income tax provision	(2,680,000)	(10,647,000)

Net income	12,421,000	$32,650,000

Preferred stock dividends	(8,931,000)

Net income available to common stockholders	$3,490,000

Basic and diluted earnings per share:
Basic earnings per common share	$0.17

Weighted average common shares	20,724,000

Diluted earnings per share	$0.16

Diluted weighted average common shares	21,516,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales	$99,990,000	$90,757,000
Cost of sales	51,450,000	50,101,000

Gross profit	48,540,000	40,656,000
Independent research and development	3,904,000	3,441,000
Selling, general and administrative expenses	12,674,000	8,866,000
Amortization of intangible assets	3,015,000	1,212,000

Operating income	28,947,000	27,137,000
Interest and investment income	337,000	173,000
Interest expense	(20,358,000)	(9,864,000)

Income before income taxes	8,926,000	17,446,000
Income tax provision	(403,000)	(2,371,000)

Net income	8,523,000	$15,075,000

Preferred stock dividends	(2,084,000)

Net income available to common stockholders	$6,439,000

Basic and diluted earnings per share:
Basic earnings per common share	$0.20

Weighted average common shares	31,786,000

Diluted earnings per common share	$0.20

Diluted weighted average common shares	32,578,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Cash flows from operating activities:
Net income	$12,421,000	$32,650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,545,000	5,322,000
Amortization of program participation costs	1,886,000	—
Amortization of intangible assets	9,043,000	3,552,000
Non-cash interest expense — amortization of debt issuance cost	7,746,000	1,377,000
Non-cash interest expense — change in fair market value of interest rate cap	272,000	—
Non-recurring inventory purchase accounting charge	12,084,000	—
Deferred income taxes	5,140,000	1,323,000
Changes in assets and liabilities:
Accounts receivable, net	(8,720,000)	(544,000)
Inventory	(10,306,000)	(1,348,000)
Other current assets	684,000	1,509,000
Program participation costs	(19,718,000)	(6,282,000)
Accounts payable, interest payable and other current liabilities	20,080,000	4,462,000
Postretirement benefit obligation other than pensions	1,667,000	(597,000)
Long-term liabilities	3,051,000	6,144,000

Net cash provided by operating activities	42,875,000	47,568,000

Cash flows from investing activities:
Payment of deferred purchase price	(14,773,000)	—
Capital expenditures	(6,314,000)	(2,071,000)

Net cash used in investing activities	(21,087,000)	(2,071,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	303,157,000	—
Proceeds from issuance of 11 1/2% senior PIK notes	55,000,000	—
Net proceeds from private placement equity offerings	92,558,000	—
Redemption of senior redeemable preferred stock	(94,196,000)	—
Redemption of junior preferred stock	(184,379,000)	—
Payment of common stock dividends	(110,671,000)	—
Redemption of 11 1/2% senior PIK notes	(55,000,000)	—
Payments of long-term debt	(19,000,000)	—
Debt issuance costs	(2,096,000)	—

Net cash used by financing activities	(14,627,000)	—

Net increase in cash and cash equivalents	7,161,000	45,497,000
Cash and cash equivalents, beginning of period	15,009,000	24,464,000

Cash and cash equivalents, end of period	$22,170,000	$69,961,000

Supplemental cash flow information:
Interest paid during period	$40,580,000	$18,842,000

Income taxes paid during the period	$767,000	$6,419,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Junior
	Preferred Stock		Common Stock		Additional	Retained
	Shares		Shares		Paid-In	Earnings
	Issued	Amount	Issued	Amount	Capital	(Deficit)
Balance, January 1, 2005	12,250	$—	13,300,000	$133,000	$223,864,000	$(1,778,000)

Net income						12,421,000

Private placement equity offerings	5,145	—	5,585,867	56,000	92,502,000

Issuance of common stock			18,709,900	187,000	302,970,000

Redemption of junior preferred stock	(17,395)	—			(184,379,000)

Common stock cash dividends					(110,671,000)

Common stock dividends			1,990,100	20,000	(20,000)

Balance, September 30, 2005	—	$—	39,585,867	$396,000	$324,266,000	$10,643,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business and the Acquisition; Initial Public Offering
Description of Business
Summary
K&F Industries Holdings, Inc. (“K&F Holdings”), together with its subsidiaries K&F Industries, Inc. and subsidiaries (“K&F Industries,” and collectively with K&F Holdings and its subsidiaries, “K&F or the Company”), is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. The Company’s activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation (“Aircraft Braking Systems”) and Engineered Fabrics Corporation (“Engineered Fabrics”).
The consolidated financial statements include the accounts of K&F Holdings and its subsidiaries. All material intercompany accounts and transactions between these entities have been eliminated.
Initial Public Offering and Other Financing Developments
In February 2005, K&F Holdings issued $55.0 million of 11.5% Senior PIK Notes due 2015 (the “Senior PIK Notes”). K&F Holdings used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock (the “Senior Preferred Stock”).
In April and May 2005, K&F Holdings received approximately $41.6 million in net proceeds from private placement offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its junior preferred stock. K&F Holdings used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.
On August 8, 2005, K&F Holdings entered into an underwriting agreement with respect to the issuance of 18,000,000 shares of common stock at a price to the public of $17.50 per share. The initial public offering closed on August 12, 2005. After payment of the underwriting discount and other transaction expenses, K&F Holdings received approximately $291.6 million in net proceeds. K&F Holdings used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 million was used to redeem all of the outstanding shares of junior preferred stock at the redemption prices set forth in K&F Holdings certificate of incorporation; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As part of the underwriting agreement, K&F Holdings granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F Holdings used the net proceeds thereof to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital. In addition, on September 12, 2005, K&F Holdings paid a special stock dividend, consisting of 1,990,100 shares of common stock that were not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.
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
K&F Holdings also amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the 10 year term of the Management Services Agreement in exchange for a $5.0 million fee that was recorded in the quarter ended September 30, 2005.
In addition, approximately $1.8 million was recorded in the quarter ended September 30, 2005 for the write-off of unamortized debt issuance costs related to the redemption of the Senior PIK Notes.
The Acquisition
On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million) (the “Acquisition”). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to former equityholders of K&F Industries. In addition, K&F Holdings issued a note, in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes.
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

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the fair values assigned to K&F’s assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004:

Assets Acquired:

Current assets	$183,467,000
Property, plant and equipment	96,866,000
Debt issuance costs	29,280,000
Program participation costs	49,238,000
Other intangible assets	196,636,000
Goodwill	858,807,000

Total assets acquired	1,414,294,000

Liabilities Assumed:

Current liabilities	142,242,000
Pension liabilities	47,629,000
Postretirement benefit obligation	91,858,000
Deferred income taxes	20,169,000
Other long-term liabilities	5,684,000
Long-term debt	796,922,000

Total liabilities assumed	1,104,504,000

Net assets acquired	$309,790,000

Goodwill allocated to the Company’s reporting units, Aircraft Braking Systems and Engineered Fabrics, was $781.4 million and $77.4 million, respectively, at September 30, 2005 and $779.3 million and $77.4 million, respectively, at December 31, 2004. The increase in goodwill relates to changes in estimates of fair value for acquired assets in connection with the Acquisition.
The Company is in the process of finalizing third party valuations of certain intangible assets, thus the allocation of the purchase price relating to the Acquisition is subject to refinement.
2. Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in K&F Industries’ December 31, 2004 Annual Report on Form 10-K.
Since the date of the Acquisition (see Note 1), the accompanying financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the predecessor company and are labeled as “Predecessor”.
3. Program Participation Costs
“Program Participation Costs” consist of incentives given to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”) certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, the Company does not receive revenue from the OEM, and does not generate profits until it sells replacement parts to the OEMs’ customers and end-user aircraft operators.
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
The consolidated financial statements for the three and nine months ended September 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. Current Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or equity.
In December 2004, the FASB issued SFAS No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. See Note 8.
The Company plans to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for the Company on January 1, 2006. The Company is still evaluating the impact upon adoption of SFAS No. 123-R.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 did not have a significant impact on the results of operations or equity of the Company.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 did not have a significant impact on the results of operations or equity of the Company.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Accounts Receivable are summarized as follows:

	September 30,	December 31,
	2005	2004
Accounts receivable, principally from commercial customers	$46,046,000	$35,885,000

Accounts receivable, on U.S. Government and other long-term contracts	6,300,000	7,684,000
Allowances	(1,377,000)	(1,236,000)

	$50,969,000	$42,333,000

6. Inventory consists of the following:

	September 30,	December 31,
	2005	2004
Raw materials and work-in-process	$32,068,000	$35,356,000

Finished goods	11,900,000	16,017,000
Inventoried costs related to U.S. Government and other long-term contracts	15,399,000	9,874,000

	$59,367,000	$61,247,000

Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.
7. Other current liabilities consist of the following:

	September 30,	December 31,
	2005	2004
Accrued payroll costs	$13,023,000	$15,919,000
Accrued property and other taxes	2,079,000	2,197,000
Accrued costs on long-term contracts	5,155,000	2,639,000
Accrued warranty costs	13,180,000	12,261,000
Customer credits	5,682,000	5,402,000
Postretirement benefit obligation other than pensions	4,000,000	4,000,000
Other	3,215,000	4,002,000

	$46,334,000	$46,420,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.	Stock Options

The following information has been adjusted for a 133 to one stock split which occurred on August 8, 2005.

In 2005, K&F Holdings established and amended a stock option plan, covering an aggregate of 2,500,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Holdings and its subsidiaries. In 2005, K&F Holdings issued stock options to certain of K&F’s officers, directors, employees and advisors to purchase an aggregate of 1,370,738 shares of common stock, at an exercise price of $5.22 per share (adjusted pursuant to anti-dilution provisions contained in the stock option agreements which were triggered by the special cash and stock dividends to our common stockholders prior to the initial public offering). All options were issued at the estimated fair value at the date of grant and the same price that the Company sold common stock on November 18, 2004 in connection with the financing of the Acquisition. The options issued to the advisors vest immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year. During the nine months ended September 30, 2005, the expense related to options issued to advisors totaled approximately $65,000.

The Company currently applies the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its stock option plan (see Note 4).

The following tables detail the effect on net income had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-based Compensation”, as amended:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$8,523,000	$15,075,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(148,000)	—

Pro forma net income	8,375,000	$15,075,000

Less preferred stock dividends	(2,084,000)

Pro forma net income available to common stockholders	$6,291,000

Earnings per share:
Basic — as reported	$0.20

Basic — pro forma	$0.20

Diluted — as reported	$0.20

Diluted — pro forma	$0.19

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$12,421,000	$32,650,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(418,000)	—

Pro forma net income	12,003,000	$32,650,000

Less preferred stock dividends	(8,931,000)

Pro forma net income available to common stockholders	$3,072,000

Earnings per share:
Basic — as reported	$0.17

Basic — pro forma	$0.15

Diluted — as reported	$0.16

Diluted — pro forma	$0.14

Per share data has not been provided for the Predecessor period because the Company was privately held and its capital structure was not representative of the current capital structure. Management believes such information would not be meaningful.

There were no stock options granted during the three and nine months ended September 30, 2004 (Predecessor). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

The weighted average fair value of the stock options granted during the nine months September 30, 2005 was $2.25 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in our peer group); risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and expected lives of option grants of seven years.

9.	Income Taxes

The Company’s effective tax rate of 4.5% and 17.7% for the three and nine months ended September 30, 2005, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed. The Company’s effective tax rate of 13.6% and 24.6% for the three and nine months ended September 30, 2004 (Predecessor), respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate settlement, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

11.	Comprehensive Income

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$8,523,000	$15,075,000

Other comprehensive (loss) income:

Cumulative translation adjustments	(36,000)	(9,000)

Comprehensive income	$8,487,000	$15,066,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$12,421,000	$32,650,000

Other comprehensive (loss) income:

Cumulative translation adjustments	(186,000)	53,000

Comprehensive income	$12,235,000	$32,703,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$84,022,000	$75,166,000
Engineered Fabrics	15,968,000	15,591,000

	$99,990,000	$90,757,000

Operating Profit:
Aircraft Braking Systems	$27,413,000	$24,738,000
Engineered Fabrics	1,534,000	2,399,000

Operating income	28,947,000	27,137,000
Interest expense, net of interest income	(20,021,000)	(9,691,000)

Income before income taxes	$8,926,000	$17,446,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$231,683,000	$213,205,000
Engineered Fabrics	47,299,000	44,292,000

	$278,982,000	$257,497,000

Operating Profit:
Aircraft Braking Systems	$66,998,000	$65,360,000
Engineered Fabrics	3,577,000	7,132,000

Operating income	70,575,000	72,492,000
Interest expense, net of interest income	(55,474,000)	(29,195,000)

Income before income taxes	$15,101,000	$43,297,000

	September 30,	December 31,
	2005	2004
Total Assets:
Aircraft Braking Systems	$1,208,546,000	$1,183,123,000
Engineered Fabrics	134,153,000	133,750,000
Debt issuance costs not allocated to segments	23,118,000	28,768,000
Corporate assets	4,330,000	9,474,000

	$1,370,147,000	$1,355,115,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.	Earnings Per Share

Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2005, give effect to a 133 for one stock split which occurred on August 8, 2005, and are as follows:

Three Months Ended
September 30, 2005
Basic Earnings Per Share:
Net income	$8,523,000
Less: preferred stock dividends	$(2,084,000)

Net income available to common stockholders (numerator)	$6,439,000
Weighted average common shares outstanding (denominator)	31,786,000

Basic earnings per share	$0.20

Diluted Earnings Per Share:
Net income available to common stockholders (numerator)	$6,439,000
Weighted average common shares outstanding	31,786,000
Effect of dilutive stock options	792,000

Total diluted weighted average common shares outstanding (denominator)	32,578,000

Diluted earnings per share	$0.20

Nine Months Ended
September 30, 2005
Basic Earnings Per Share:
Net income	$12,421,000
Less: Preferred stock dividends	$(8,931,000)

Net income available to common stockholders (numerator)	$3,490,000
Weighted average common shares outstanding (denominator)	20,724,000

Basic earnings per share	$0.17

Diluted Earnings Per Share:
Net income available to common stockholders (numerator)	$3,490,000
Weighted average common shares outstanding	20,724,000
Effect of dilutive stock options	792,000

Total diluted weighted average common shares outstanding (denominator)	21,516,000

Diluted earnings per share	$0.16

Per share data has not been provided for the Predecessor period because the Company was privately held and its capital structure was not representative of the current capital structure. Management believes such information would not be meaningful.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Product Warranties
Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the nine months ended September 30, 2005 is as follows:

Balance at December 31, 2004	$12,858,000
Current provisions	5,535,000
Expenditures	(4,616,000)

Balance at September 30, 2005	$13,777,000

      The current and long-term portions of product warranties are as follows:

	September 30,	December 31,
	2005	2004

Current liabilities	$13,180,000	$12,261,000
Long-term liabilities	597,000	597,000

Total	$13,777,000	$12,858,000

15.	Employee Benefit Plans
The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits				Postretirement Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

		(Predecessor)		(Predecessor)		(Predecessor)		(Predecessor)
Service cost	$836,000	$1,080,000	$2,897,000	$3,240,000	$478,000	$473,000	$1,434,000	$1,419,000
Interest cost	2,192,000	2,102,000	6,577,000	6,306,000	1,396,000	1,574,000	4,188,000	4,722,000
Expected return on plan assets	(2,228,000)	(2,267,000)	(6,674,000)	(6,801,000)	—	—	—	—
Amortization of prior service cost	—	98,000	—	294,000	—	(1,305,000)	—	(3,915,000)
Recognized actuarial loss	—	990,000	—	2,970,000	—	586,000	—	1,758,000

Net periodic benefit cost	$800,000	$2,003,000	$2,800,000	$6,009,000	$1,874,000	$1,328,000	$5,622,000	$3,984,000

The Company did not make any contributions to its pension plans during the first nine months of 2005 and will not make any during the remainder of 2005.

16.	Subsequent Event
On October 17, 2005, the Company amended its existing credit facility to provide for more favorable borrowing costs. The amendment reduces the interest rate across the entire pricing grid of the Company’s term loans by 25 basis points resulting in an annual reduction in interest expense of approximately $1.0 million, based on the Company’s $456.0 million of term loans currently outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
K&F Industries Holdings, Inc., or “K&F Holdings,” together with its subsidiaries K&F Industries, Inc. and subsidiaries, or “K&F Industries,” and collectively with K&F Holdings, “K&F” we, our or the “Company” is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics”.
Initial Public Offering and Other Financing Developments
In February 2005, K&F Holdings issued $55.0 million of 11.5% Senior PIK Notes due 2015, or the “Senior PIK Notes.” K&F Holdings used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock, or the “Senior Preferred Stock.”
In April and May 2005, K&F Holdings received approximately $41.6 million in net proceeds from private placement offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its junior preferred stock. K&F Holdings used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.
On August 8, 2005, K&F Holdings entered into an underwriting agreement with respect to the issuance of 18,000,000 shares of common stock at a price to the public of $17.50 per share. The initial public offering closed on August 12, 2005. After payment of the underwriting discount and other transaction expenses, K&F Holdings received approximately $291.6 million in net proceeds. K&F Holdings used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 million was used to redeem all of the outstanding shares of junior preferred stock at the redemption prices set forth in K&F Holdings certificate of incorporation; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital.
As part of the underwriting agreement, K&F Holdings granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F Holdings used the net proceeds thereof to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital. In addition, on September 12, 2005, K&F Holdings paid a special stock dividend, consisting of 1,990,100 shares of common stock that were not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.
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
K&F Holdings also amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the 10 year term of the Management Services Agreement in exchange for a $5.0 million fee that was recorded in the quarter ended September 30, 2005.
In addition, approximately $1.8 million was recorded in the quarter ended September 30, 2005 for the write-off of unamortized debt issuance costs related to the redemption of the Senior PIK Notes.
The Acquisition
On November 18, 2004, K&F Holdings, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to the former equityholders of K&F Industries. In addition, K&F Holdings issued a note in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes. We refer to this as the “Acquisition”.
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
Since the date of the Acquisition, our financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the predecessor company and are labeled as “Predecessor”.
“EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
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
The following is a reconciliation of net income to EBITDA:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$8,523,000	$15,075,000
Adjustments:
Depreciation and amortization expense	6,105,000	2,992,000
Interest expense, net of interest income	20,021,000	9,691,000
Income tax provision	403,000	2,371,000

EBITDA	$35,052,000	$30,129,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$12,421,000	$32,650,000
Adjustments:
Depreciation and amortization expense	18,474,000	8,874,000
Interest expense, net of interest income	55,474,000	29,195,000
Income tax provision	2,680,000	10,647,000

EBITDA	$89,049,000	$81,366,000

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

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Non-recurring salary and benefit expense	$—	$3,243,000
Non-recurring non-cash income	—	(1,758,000)
Program Participation Costs previously expensed	—	6,507,000

	$—	$7,992,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Non-recurring inventory purchase accounting charge	$12,084,000	$—
Non-recurring salary and benefit expense	—	6,671,000
Non-recurring non-cash income	—	(2,350,000)
Program Participation Costs previously expensed	—	17,324,000

	$12,084,000	$21,645,000

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
Program Participation Costs. “Program Participation Costs” consist of incentives given to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”)certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, we do not receive revenue from the OEM, and do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.
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
The consolidated financial statements for the three and nine months ended September 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.
Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards or, “SFAS” No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.
Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.
Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.
Upon completion of the Acquisition, we determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation’s performance. In the future, if we determine that our current structure no longer meets the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.
The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a market multiple analysis and a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. Assumptions are made about interest rates in calculating the discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge.

Warranty. Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. As of September 30, 2005 and December 31, 2004, our warranty liability was $13.8 million and $12.9 million, respectively. See Note 14 to the condensed consolidated financial statements.
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
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004
Our sales for the nine months ended September 30, 2005 totaled $278,982,000, reflecting an increase of $21,485,000, compared with $257,497,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $18,478,000 and at Engineered Fabrics of $3,007,000.
Commercial sales at Aircraft Braking Systems increased $8,648,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9, Embraer ERJ-170 and Fokker FO-100 programs, partially offset by lower sales on the Bombardier CRJ-100/200, Boeing MD-90 and Saab S-2000 programs. General aviation sales increased $6,506,000, primarily on Gulfstream, Dassault and Raytheon aircraft. Military sales increased $3,324,000, primarily on the Korean Aerospace KAI T-50, Lockheed Martin C-130 and the Northrop Grumman F-5 programs, partially offset by lower sales on the Lockheed Martin F-16 programs. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing CH-47 and F-15, Pratt and Whitney CH-124 and Sikorsky UH-60 programs, partially offset by lower shipments on the Northrop Grumman F-18 and Boeing KC-10 programs. In addition, sales increased due to higher shipments of oil containment booms and iceguards for the Sikorsky UH-60 program.
Our gross profit increased by $9,234,000 to $118,868,000, or 42.6% of sales for the nine months ended September 30, 2005, compared with $109,634,000, or 42.6% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs (due to the change in accounting noted above) of $12,858,000 and the higher sales volume, partially offset by a $12,084,000 non-recurring charge included in cost of sales pertaining to an inventory purchase accounting adjustment (which represents the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition), higher depreciation of $2,502,000 relating to purchase accounting allocations and $2,350,000 of non-recurring non-cash income included in the prior year period.
The following table provides additional information detailing Program Participation Costs that were expensed in the Predecessor period:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Gross Program Participation Costs	$29,217,000	$25,243,000
Amount capitalized during period	(18,718,000)	—
Amortization of Program Participation Costs	1,886,000	—

Program Participation Costs expensed in period	$12,385,000	$25,243,000

Aircraft Braking Systems’ gross profit was $121,310,000, or 52.4% of sales (excluding $11,293,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the nine months ended September 30, 2005, compared with $100,002,000, or 46.9% of sales for the same period in the prior year. Aircraft Braking Systems’ gross margin increased primarily due to lower expensed Program Participation Costs, due to the change in accounting discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense and the non-recurring non-cash income recorded in the prior year period, as discussed above. Engineered Fabrics’ gross profit was $9,642,000, or 20.4% of sales (excluding $791,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the nine months ended September 30, 2005, compared with $9,632,000, or 21.7% of sales for the same period in the prior year. Engineered Fabrics’ gross margin decreased primarily due to an unfavorable mix of products sold, partially offset by the overhead absorption effect relating to the higher sales.
Independent research and development costs increased by $1,264,000 for the nine months ended September 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on China’s AVIC 1 ARJ-21 regional jet and various other development programs, partially offset by lower costs on the Dassault Falcon 7X program.
Selling, general and administrative expenses increased by $4,396,000 during the nine months ended September 30, 2005, as compared with the same period in the prior year. This increase was primarily due to a $5.0 million charge recorded in the third quarter of 2005, relating to the amendment of our Management Services Agreement with Aurora Management Partners LLC and costs associated with the implementation of our productivity enhancement program, partially offset by lower compensation costs.
Amortization expense increased by $5,491,000 during the nine months ended September 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.
Our net interest expense increased by $26,279,000 for the nine months ended September 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition and interest, redemption premiums and the write-off of unamortized debt issuance costs relating to the Senior PIK Notes and interest on the Senior Preferred Stock, both of which were not outstanding in the prior year. The increase related to the amortization of debt issuance costs was $6,369,000 during the nine months ended September 30, 2005, as compared with the same period in the prior year.
Our effective tax rate of 17.7% for the nine months ended September 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserve no longer needed. Our effective tax rate of 24.6% for the nine months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserve no longer needed.
Comparison of Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004
Our sales for the three months ended September 30, 2005 totaled $99,990,000, reflecting an increase of $9,233,000, compared with $90,757,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $8,856,000 and at Engineered Fabrics of $377,000.
Commercial sales at Aircraft Braking Systems increased $4,025,000, primarily due to higher sales of wheels and brakes on the Boeing MD-80, Embraer ERJ-170, Boeing DC-9 and Fokker FO-100 programs, partially offset by lower sales on the Bombardier CRJ-100/200, CRJ-700 and CRJ-900 programs. General aviation sales increased $1,652,000, primarily on Gulfstream and Raytheon aircraft. Military sales increased $3,179,000 primarily due to higher sales on the Boeing B-1B program. Sales at Engineered Fabrics increased primarily due to higher military sales of iceguards on the Sikorsky UH-60. Sales of fuel tanks were level with the prior year with increases in the Sikorsky UH-60 and SH-60 programs, offset by decreases in the Sikorsky UH-1 and Northrop Grumman F-18 programs.
Our gross profit increased by $7,884,000 to $48,540,000, or 48.5% of sales for the three months ended September 30, 2005, compared with $40,656,000, or 44.8% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs (due to the change in accounting noted above) of $4,222,000 and the higher sales volume, partially offset by $1,758,000 of non-recurring non-cash income included in the prior year and higher depreciation of $834,000 relating to purchase accounting allocations.
The following table provides additional information detailing Program Participation Costs that were expensed in the Predecessor period:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Gross Program Participation Costs	$10,286,000	$9,048,000
Amount capitalized during period	(6,156,000)	—
Amortization of Program Participation Costs	696,000	—

Program Participation Costs expensed in period	$4,826,000	$9,048,000

Aircraft Braking Systems’ gross profit was $45,321,000, or 53.9% of sales for the three months ended September 30, 2005, compared with $37,355,000, or 49.7% of sales for the same period in the prior year. Aircraft Braking Systems’ gross margin increased primarily due to lower expensed Program Participation Costs, due to the change in accounting discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense and the non-recurring non-cash income recorded in the prior year period, as discussed above. Engineered Fabrics’ gross profit was $3,219,000, or 20.2% of sales for the three months ended September 30, 2005, compared with $3,301,000, or 21.2% of sales for the same period in the prior year. Engineered Fabrics’ gross margin decreased primarily due to an unfavorable mix of products sold.
Independent research and development costs increased by $463,000 for the three months ended September 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on China’s AVIC 1 ARJ-21 regional jet and various other development programs, partially offset by lower costs on the Dassault Falcon 7X program.
Selling, general and administrative expenses increased by $3,808,000 during the three months ended September 30, 2005, as compared with the same period in the prior year. This decrease was primarily due to a $5.0 million charge recorded in the third quarter of 2005, relating to the amendment of our Management Services Agreement with Aurora Management Partners LLC and costs associated with the implementation of our productivity enhancement program, partially offset by lower compensation costs.
Amortization expense increased by $1,803,000 during the three months ended September 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.
Our net interest expense increased by $10,330,000 for the three months ended September 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition and interest, redemption premiums and the write-off of unamortized debt issuance costs relating to the Senior PIK Notes which were not outstanding in the prior year. The increase related to the amortization of debt issuance costs was $2,286,000 during the three months ended September 30, 2005, as compared with the same period in the prior year.
Our effective tax rate of 4.5% for the three months ended September 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserve no longer needed. Our effective tax rate of 13.6% for the three months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.
Liquidity and Capital Resources
Our cash and cash equivalents totaled $22.2 million at September 30, 2005, compared with $15.0 million at December 31, 2004. Our total debt was $771.6 million at September 30, 2005 and $790.6 million at December 31, 2004. We had $48.3 million (which is net of letters of credit of $1.7 million) available to borrow under our $50 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness.
In April and May 2005, we received approximately $41.6 million in net proceeds from offerings of our common stock and approximately $51.0 million in net proceeds from offerings of our junior preferred stock. In February 2005, we used the net proceeds from the offering of our Senior PIK Notes to redeem a portion of our Senior Preferred Stock at par, plus accrued dividends. In May 2005, we used a portion of the proceeds from the offerings of our common stock and junior preferred stock to fund the redemption at par, plus accrued dividends, of our remaining Senior Preferred Stock.
On August 8, 2005, K&F Holdings entered into an underwriting agreement with respect to the issuance of 18,000,000 shares of common stock at a price to the public of $17.50 per share. The initial public offering closed on August 12, 2005. After payment of the underwriting discount and other transaction expenses, K&F Holdings received approximately $291.6 million in net proceeds. K&F Holdings used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 million was used to redeem all of the outstanding shares of junior preferred stock at the redemption prices set forth in K&F Holdings certificate of incorporation; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering.
As part of the underwriting agreement, K&F Holdings granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F Holdings used the net proceeds thereof to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering.
We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and to fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.
Our management believes that our cash on hand, together with cash from operations of K&F Industries and, if required, borrowings under the revolving credit facility, will be sufficient for our short-term and long-term cash requirements.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations, material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at September 30, 2005.
Our contractual obligations are detailed in K&F Industries Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, our contractual obligations have not materially changed from December 31, 2004.
Cash Flows
During the nine months ended September 30, 2005, net cash provided by operating activities amounted to $42,875,000, compared with $47,568,000 for the same period in the prior year, a decrease of $4,693,000. Our cash flow from operating activities decreased from the prior year primarily due to a higher increase in inventory and accounts receivable and higher interest payments, partially offset by the receipt of a $15,425,000 income tax refund relating to expenses incurred in connection with the Acquisition, lower upfront cash program participation payments and lower income tax payments.
During the nine months ended September 30, 2005, net cash used in investing activities amounted to $21,087,000 versus $2,071,000 for the same period in the prior year, an increase of $19,016,000. This increase was due to the payment of $14,773,000 of deferred purchase price to the former K&F Industries’ equityholders and higher capital expenditures of $4,243,000 relating to our new carbon manufacturing facility in Danville, Kentucky.
During the nine months ended September 30, 2005, net cash used by financing activities amounted to $14,627,000 versus $0 for the same period in the prior year. This increase in cash used by financing activities was due to the redemption of all our Senior Preferred Stock, plus accrued dividends, the redemption of all of our junior preferred stock, plus accrued dividends, payment of $110.7 million of common stock dividends, redemption of $55.0 million of Senior PIK Notes and the payment of $19.0 million of long-term debt, partially offset by the issuance in April and May 2005 of approximately $41.6 million of common stock and approximately $51.0 million of junior preferred stock, net proceeds from the issuance of common stock to the public of $303.2 million, and the issuance in February 2005 of $55.0 million of Senior PIK Notes, versus no activity during 2004.
Current Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our results of operations or equity.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
We plan to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for us on January 1, 2006. We are still evaluating the impact upon adoption of SFAS No. 123-R.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 did not have a significant impact on our results of operations or equity.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 did not have a significant impact on our results of operations or equity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We had $315.6 million of total fixed rate debt and $456.0 million of variable rate debt outstanding at September 30, 2005. Borrowings under the new credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.0 million.
As a requirement of our new credit facility, we have entered into the following interest rate hedges:
•	a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of our term loans;

•	a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.
We have no other derivative financial instruments.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On August 8, 2005 the stockholders of the Company constituting holders in excess of a majority of the outstanding voting stock of the Company, by written consent without a meeting, adopted resolutions approving the amendment and restatement of the certificate of incorporation of the Company.
Item 6. Exhibits.
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
Items 1, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

K&F INDUSTRIES HOLDINGS, INC.
Registrant

/s/	DIRKSON R. CHARLES

Dirkson R. Charles
Executive Vice President and
Chief Financial Officer
and
Registrant’s Authorized
Officer
Dated: November 7, 2005