Form 10-Q/A
period 2005-09-30
K&F Industries Holdings, Inc.
filed 2006-03-16
CIK 1310663

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
September 30, 2005 Quarterly Report on Amendment No. 1 on Form 10-Q/A
EXPLANATORY PARAGRAPH
     This Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed for the purpose of restating the Company’s condensed consolidated balance sheet at September 30, 2005, the condensed consolidated statements of operations for the three and the nine months ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005. Subsequent to the issuance of our consolidated financial statements for the nine months ended September 30, 2005, management determined that certain pre-acquisition income tax reserves which were no longer required, were incorrectly reversed in the condensed consolidated statement of operations by a reduction of the income tax provision for the three and the nine months ended September 30, 2005. Emerging Issues Task Force Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination requires that the adjustment of estimates of pre-acquisition income tax reserves should be reported as an adjustment of goodwill when such contingencies are resolved. In addition to the foregoing, the Company made changes to the condensed consolidated balance sheet at September 30, 2005 to correct the classification of deferred taxes and the amount of pre-acquisition income tax reserves. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Amendment No. 1 on Form 10-Q/A. See Note 17 in the notes to the condensed consolidated financial statements for further information relating to this restatement. In connection with this restatement, management has revised its assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2005 as discussed in Item 4. In addition, we have made other immaterial revisions to this document. This Amendment No. 1 on Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
	(As Restated See Note 17)
ASSETS:
Current Assets:
Cash and cash equivalents	$22,170,000	$15,009,000
Accounts receivable, net	50,969,000	42,333,000
Inventory	59,367,000	61,247,000
Deferred income taxes and other current assets	19,065,000	4,173,000

Total current assets	151,571,000	122,762,000

Property, plant and equipment	104,444,000	101,083,000
Less, accumulated depreciation and amortization	8,222,000	1,491,000

	96,222,000	99,592,000

Other long-term assets	93,000	351,000
Debt issuance costs, net of amortization	23,118,000	28,768,000
Program participation costs, net of amortization	69,610,000	51,778,000
Intangible assets, net of amortization	186,153,000	195,196,000
Goodwill	846,554,000	856,668,000

	$1,373,321,000	$1,355,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable, trade	$15,806,000	$15,030,000
Interest payable	11,035,000	3,505,000
Note payable	—	14,773,000
Income taxes payable	8,940,000	3,678,000
Other current liabilities	46,334,000	46,420,000

Total current liabilities	82,115,000	83,406,000

Pension liabilities	51,048,000	48,248,000
Deferred income tax liabilities	37,710,000	18,951,000
Postretirement benefit obligation other than pensions	93,936,000	92,269,000
Other long-term liabilities	5,431,000	5,180,000
Senior term loan	456,000,000	475,000,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000
Senior preferred stock subject to mandatory redemption	—	94,196,000

Stockholders’ Equity:
Preferred stock, $.01 par value — authorized, 20,000 shares; issued and outstanding, 0 shares at September 30, 2005 and 12,250 shares at December 31, 2004	—	—
Common stock, $.01 par value — authorized, 250,000,000 shares; issued and outstanding, 39,585,867 shares at September 30, 2005 and 13,300,000 shares at December 31, 2004	396,000	133,000
Additional paid-in capital	324,266,000	223,864,000
Retained earnings (deficit)	6,959,000	(1,778,000)
Accumulated other comprehensive (loss) income	(117,000)	69,000

Total stockholders’ equity	331,504,000	222,288,000

	$1,373,321,000	$1,355,115,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 17)	(Predecessor)
Sales	$278,982,000	$257,497,000
Cost of sales (including inventory purchase accounting charges of $12,084,000 for the nine months ended September 30, 2005)	160,114,000	147,863,000

Gross profit	118,868,000	109,634,000
Independent research and development	11,490,000	10,226,000
Selling, general and administrative expenses	27,760,000	23,364,000
Amortization of intangible assets	9,043,000	3,552,000

Operating income	70,575,000	72,492,000
Interest and investment income	654,000	393,000
Interest expense	(56,128,000)	(29,588,000)

Income before income taxes	15,101,000	43,297,000
Income tax provision	(6,364,000)	(10,647,000)

Net income	8,737,000	$32,650,000

Preferred stock dividends	(8,931,000)

Loss applicable to common stockholders	$(194,000)

Basic and diluted loss per share:
Basic loss per common share	$(0.01)

Weighted average common shares	20,724,000

Diluted loss per common share	$(0.01)

Diluted weighted average common shares	20,724,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 17)	(Predecessor)
Sales	$99,990,000	$90,757,000
Cost of sales	51,450,000	50,101,000

Gross profit	48,540,000	40,656,000
Independent research and development	3,904,000	3,441,000
Selling, general and administrative expenses	12,674,000	8,866,000
Amortization of intangible assets	3,015,000	1,212,000

Operating income	28,947,000	27,137,000
Interest and investment income	337,000	173,000
Interest expense	(20,358,000)	(9,864,000)

Income before income taxes	8,926,000	17,446,000
Income tax provision	(4,087,000)	(2,371,000)

Net income	4,839,000	$15,075,000

Preferred stock dividends	(2,084,000)

Income applicable to common stockholders	$2,755,000

Basic and diluted earnings per share:
Basic earnings per common share	$0.09

Weighted average common shares	31,786,000

Diluted earnings per common share	$0.08

Diluted weighted average common shares	32,578,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 17)	(Predecessor)
Cash flows from operating activities:
Net income	$8,737,000	$32,650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,545,000	5,322,000
Amortization of program participation costs	1,886,000	—
Amortization of intangible assets	9,043,000	3,552,000
Non-cash interest expense — amortization of debt issuance cost	7,746,000	1,377,000
Non-cash interest expense — change in fair market value of interest rate cap	272,000	—
Non-recurring inventory purchase accounting charge	12,084,000	—
Deferred income taxes	4,052,000	1,323,000
Changes in assets and liabilities:
Accounts receivable, net	(8,720,000)	(544,000)
Inventory	(10,306,000)	(1,348,000)
Other current assets	684,000	1,509,000
Program participation costs	(19,718,000)	(6,282,000)
Accounts payable, interest payable and other current liabilities	24,852,000	4,462,000
Postretirement benefit obligation other than pensions	1,667,000	(597,000)
Long-term liabilities	3,051,000	6,144,000

Net cash provided by operating activities	42,875,000	47,568,000

Cash flows from investing activities:
Payment of deferred purchase price	(14,773,000)	—
Capital expenditures	(6,314,000)	(2,071,000)

Net cash used in investing activities	(21,087,000)	(2,071,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	303,157,000	—
Proceeds from issuance of 11 1/2% senior PIK notes	55,000,000	—
Net proceeds from private placement equity offerings	92,558,000	—
Redemption of senior redeemable preferred stock	(94,196,000)	—
Redemption of junior preferred stock	(184,379,000)	—
Payment of common stock dividends	(110,671,000)	—
Redemption of 11 1/2% senior PIK notes	(55,000,000)	—
Payments of long-term debt	(19,000,000)	—
Debt issuance costs	(2,096,000)	—

Net cash used by financing activities	(14,627,000)	—

Net increase in cash and cash equivalents	7,161,000	45,497,000
Cash and cash equivalents, beginning of period	15,009,000	24,464,000

Cash and cash equivalents, end of period	$22,170,000	$69,961,000

Supplemental cash flow information:
Interest paid during period	$40,580,000	$18,842,000

Income taxes paid during the period	$767,000	$6,419,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Junior
	Preferred Stock		Common Stock		Additional	Retained
	Shares		Shares		Paid-In	Earnings
	Issued	Amount	Issued	Amount	Capital	(Deficit)
Balance, January 1, 2005	12,250	$—	13,300,000	$133,000	$223,864,000	$(1,778,000)

Net income (As Restated See Note 17)						8,737,000

Private placement equity offerings	5,145	—	5,585,867	56,000	92,502,000

Issuance of common stock			18,709,900	187,000	302,970,000

Redemption of junior preferred stock	(17,395)	—			(184,379,000)

Common stock cash dividends					(110,671,000)

Common stock dividends			1,990,100	20,000	(20,000)

Balance, September 30, 2005 (As Restated See Note 17)	—	$—	39,585,867	$396,000	$324,266,000	$6,959,000

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
The condensed consolidated financial statements include the accounts of K&F Holdings and its subsidiaries. All significant intercompany accounts and transactions between these entities have been eliminated.
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

Goodwill allocated to the Company’s reporting units, Aircraft Braking Systems and Engineered Fabrics, was $770.4 million and $76.2 million, respectively, at September 30, 2005 and $779.3 million and $77.4 million, respectively, at December 31, 2004. The decrease in goodwill primarily relates to the reversal and reclassification of pre-acquisition income tax reserves. See Note 17.
The Company is in the process of finalizing third party valuations of certain intangible assets, thus the allocation of the purchase price relating to the Acquisition is subject to refinement.
2. Unaudited Interim Condensed Consolidated Financial Statements
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
Since the date of the Acquisition (see Note 1), the accompanying condensed consolidated financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the condensed consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the predecessor company and are labeled as “Predecessor”.
3. Program Participation Costs
“Program Participation Costs” consist of incentives given to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of the Company’s products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”) certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, the Company does not receive revenue from the OEM, and does not generate profits until it sells replacement parts to the OEMs’ customers and end-user aircraft operators.
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
The condensed consolidated financial statements for the three and nine months ended September 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from the Company; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on the results of operations or equity of the Company.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to have a significant impact on the results of operations or equity of the Company.
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on the results of operations or equity of the Company.
In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on the results of operations or equity of the Company.

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

In 2005, K&F Holdings established and amended a stock option plan, covering an aggregate of 2,500,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Holdings and its subsidiaries. In 2005, K&F Holdings issued stock options to certain of K&F’s officers, directors, employees and advisors to purchase an aggregate of 1,370,738 shares of common stock, at an exercise price of $5.22 per share (adjusted pursuant to anti-dilution provisions contained in the stock option agreements which were triggered by the special cash and stock dividends issued to common stockholders prior to the initial public offering). All options were issued at the estimated fair value at the date of grant and the same price that the Company sold common stock on November 18, 2004 in connection with the financing of the Acquisition. The options issued to the advisors vest immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year.

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

The following tables detail the effect on net income had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-based Compensation”, as amended:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$4,839,000	$15,075,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(148,000)	—

Pro forma net income	4,691,000	$15,075,000

Less preferred stock dividends	(2,084,000)

Pro forma income applicable to common stockholders	$2,607,000

Earnings per share:
Basic — as reported	$0.09

Basic — pro forma	$0.08

Diluted — as reported	$0.08

Diluted — pro forma	$0.08

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$8,737,000	$32,650,000
Add: Stock-based compensation included in net income, net of related tax effects	40,000	—
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(458,000)	—

Pro forma net income	8,319,000	$32,650,000

Less preferred stock dividends	(8,931,000)

Pro forma loss applicable to common stockholders	$(612,000)

Loss per share:
Basic — as reported	$(0.01)

Basic — pro forma	$(0.03)

Diluted — as reported	$(0.01)

Diluted — pro forma	$(0.03)

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

9.	Income Taxes

     The Company’s provision for income taxes consists of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)

Current domestic (provision)	$(1,826,000)	$(3,036,000)	$(2,103,000)	$(8,709,000)
Foreign benefit (provision)	(197,000)	106,000	(209,000)	(615,000)
Deferred tax benefit (provision)	(2,064,000)	559,000	(4,052,000)	(1,323,000)

Income tax (provision)	$(4,087,000)	$(2,371,000)	$(6,364,000)	$(10,647,000)

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State tax	4.6	2.2	3.5	2.7
Change in state tax rate	(9.6)	—	(5.7)	—
Tax reserves	23.5	(19.7)	18.7	(7.9)
Extraterritorial income exclusion benefit	(5.5)	(4.3)	(9.7)	(4.4)
Foreign taxes and other	(2.2)	0.4	0.3	(0.8)

Effective income tax rate	45.8%	13.6%	42.1%	24.6%

     The components of the net deferred tax liability are as follows:

	September 30,	December 31,
	2005	2004

Deferred tax assets:
Federal and state net operating loss carryforwards	$6,121,000	$11,975,000
Tax credit carryforwards	6,656,000	6,182,000
Postretirement and other employee benefits	60,720,000	63,623,000
Warranty	4,603,000	4,937,000
Other	3,529,000	3,777,000

	81,629,000	90,494,000
Deferred tax liabilities
Intangibles	60,813,000	70,036,000
Program participation costs	24,558,000	19,861,000
Depreciation	17,927,000	19,507,000
Other	614,000	41,000

	103,912,000	109,445,000

Net deferred tax liability	$22,283,000	$18,951,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate settlement, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

11.	Comprehensive Income

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$4,839,000	$15,075,000

Other comprehensive (loss) income:

Cumulative translation adjustments	(36,000)	(9,000)

Comprehensive income	$4,803,000	$15,066,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$8,737,000	$32,650,000

Other comprehensive (loss) income:

Cumulative translation adjustments	(186,000)	53,000

Comprehensive income	$8,551,000	$32,703,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$84,022,000	$75,166,000
Engineered Fabrics	15,968,000	15,591,000

	$99,990,000	$90,757,000

Operating Profit:
Aircraft Braking Systems	$27,413,000	$24,738,000
Engineered Fabrics	1,534,000	2,399,000

Operating income	28,947,000	27,137,000
Interest expense, net of interest income	(20,021,000)	(9,691,000)

Income before income taxes	$8,926,000	$17,446,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$231,683,000	$213,205,000
Engineered Fabrics	47,299,000	44,292,000

	$278,982,000	$257,497,000

Operating Profit:
Aircraft Braking Systems	$66,998,000	$65,360,000
Engineered Fabrics	3,577,000	7,132,000

Operating income	70,575,000	72,492,000
Interest expense, net of interest income	(55,474,000)	(29,195,000)

Income before income taxes	$15,101,000	$43,297,000

	September 30,	December 31,
	2005	2004

Total Assets:
Aircraft Braking Systems	$1,211,351,000	$1,183,123,000
Engineered Fabrics	134,522,000	133,750,000
Debt issuance costs not allocated to segments	23,118,000	28,768,000
Corporate assets	4,330,000	9,474,000

	$1,373,321,000	$1,355,115,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.	Earnings Per Share

Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2005, give effect to a 133 for one stock split which occurred on August 8, 2005, and are as follows:

Three Months Ended
September 30, 2005
Basic Earnings Per Share:
Net income	$4,839,000
Less: preferred stock dividends	$(2,084,000)

Income applicable to common stockholders (numerator)	$2,755,000
Weighted average common shares outstanding (denominator)	31,786,000

Basic earnings per share	$0.09

Diluted Earnings Per Share:
Income applicable to common stockholders (numerator)	$2,755,000
Weighted average common shares outstanding	31,786,000
Effect of dilutive stock options	792,000

Total diluted weighted average common shares outstanding (denominator)	32,578,000

Diluted earnings per share	$0.08

Nine Months Ended
September 30, 2005
Basic Loss Per Share:
Net income	$8,737,000
Less: Preferred stock dividends	$(8,931,000)

Loss applicable to common stockholders (numerator)	$(194,000)
Weighted average common shares outstanding (denominator)	20,724,000

Basic loss per share	$(0.01)

Diluted Loss Per Share:
Loss applicable to common stockholders (numerator)	$(194,000)
Weighted average common shares outstanding	20,724,000
Effect of dilutive stock options	—

Total diluted weighted average common shares outstanding (denominator)	20,724,000

Diluted loss per share	$(0.01)

Per share data has not been provided for the Predecessor period because the Company was privately held and its capital structure was not representative of the current capital structure. Management believes such information would not be meaningful.

During the three and nine months ended September 30, 2005, 0 common shares and 792,000 common shares, respectively, have been excluded from the computation of diluted income (loss) per share because they were antidilutive.

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
On October 17, 2005, the Company amended its existing credit facility to provide for more favorable borrowing costs. The amendment reduces the interest rate across the entire pricing grid of the Company’s term loans by 25 basis points resulting in an expected annual reduction in interest expense of approximately $1.0 million, based on the Company’s $456.0 million of term loans currently outstanding.

17.	Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005, management determined that certain pre-acquisition income tax reserves which were no longer required, were incorrectly reversed in the condensed consolidated statement of operations by a reduction of the income tax provision for the three and the nine months ended September 30, 2005. Emerging Issues Task Force Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination requires that the adjustment of estimates of pre-acquisition tax reserves should be reported as an adjustment of goodwill when such contingencies are resolved. In addition to the foregoing, the Company made changes to the condensed consolidated balance sheet at September 30, 2005 to correct the classification of deferred taxes and the amount of pre-acquisition income tax reserves. As a result, the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 have been restated from the amounts previously reported.
A summary of the significant effects of the restatement is as follows (Dollars in thousands, except per share data):

	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet—September 30, 2005:
Deferred income taxes and other current assets	$—	$19,065	$19,065
Other current assets	3,638	(3,638)	—
Total current assets	136,144	15,427	151,571
Goodwill	858,807	(12,253)	846,554
Total assets	1,370,147	3,174	1,373,321
Income taxes payable	15,701	(6,761)	8,940
Deferred income tax liabilities	24,091	13,619	37,710
Retained earnings	10,643	(3,684)	6,959
Total stockholders’ equity	335,188	(3,684)	331,504

Condensed Consolidated Statement of Operations—Three months ended September 30, 2005
Income tax provision	(403)	(3,684)	(4,087)
Net income	8,523	(3,684)	4,839
Income applicable to common stockholders	6,439	(3,684)	2,755
Basic earnings per common share	0.20	(0.11)	0.09
Diluted earnings per common share	0.20	(0.12)	0.08

Condensed Consolidated Statement of Operations—Nine months ended September 30, 2005
Income tax provision	(2,680)	(3,684)	(6,364)
Net income (loss)	12,421	(3,684)	8,737
Income (loss) applicable to common stockholders	3,490	(3,684)	(194)
Basic earnings (loss) per common share	0.17	(0.18)	(0.01)
Diluted earnings (loss) per common share	0.16	(0.17)	(0.01)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 17 to the condensed consolidated financial statements.
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
The following is a reconciliation of net income to EBITDA:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$4,839,000	$15,075,000
Adjustments:
Depreciation and amortization expense	6,105,000	2,992,000
Interest expense, net of interest income	20,021,000	9,691,000
Income tax provision	4,087,000	2,371,000

EBITDA	$35,052,000	$30,129,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$8,737,000	$32,650,000
Adjustments:
Depreciation and amortization expense	18,474,000	8,874,000
Interest expense, net of interest income	55,474,000	29,195,000
Income tax provision	6,364,000	10,647,000

EBITDA	$89,049,000	$81,366,000

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
Our effective tax rate of 42.1% for the nine months ended September 30, 2005 differs from the statutory rate of 35% primarily due to a net increase in our tax reserves, partially offset by tax benefits derived from export sales and a reduction in our effective state tax rate. Our effective tax rate of 24.6% for the nine months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.
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
Our effective tax rate of 45.8% for the three months ended September 30, 2005 differs from the statutory rate of 35% primarily due to a net increase in our tax reserves, partially offset by tax benefits derived from export sales and a reduction in our effective state tax rate. Our effective tax rate of 13.6% for the three months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.
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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on our results of operations or equity.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to have a significant impact on our results of operations or equity.
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations or equity.
In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations or equity.
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
Item 4. Controls and Procedures
      Evaluation of Disclosure Controls and Procedures-We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer originally concluded, as reflected in our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2005, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
In February 2006, in connection with the preparation of our annual financial statements, our Chief Executive Officer and our Chief Financial Officer concluded that there were inadequate resources in the tax department and a lack of appropriate technical training of such resources in matters relating to accounting and reporting for income taxes.
As a result, the Chief Executive Officer and Chief Financial Officer instituted enhanced procedures which are designed to remediate this condition. Such procedures consisted of the following:
•	We engaged an outside accounting and tax consulting firm to assist management in our review of accounting and reporting for income taxes, both quarterly and at year-end, and
•	We are considering enhanced training of our personnel in the income tax function.
As a result of the implementation of these procedures, we identified a need to restate the financial statements included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005. Such restatement is discussed in Note 17 of the notes to the condensed consolidated financial statements. As a result of the restatement, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2005 and concluded that they were not effective.
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
Dated: March 16, 2006