Form 10-K
period 2005-12-31
K&F Industries Holdings, Inc.
filed 2006-03-31
CIK 1310663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-124870

K&F Industries Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1844325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Main Street, White Plains, New York	10606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(914) 448-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined In Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

All of the registrant’s common stock was held by affiliates as of June 30, 2005.

As of March 20, 2006, there were 39,625,637 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part III of this Report.
III

K&F INDUSTRIES HOLDINGS, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2005

INTRODUCTION

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “K&F,” and the “Company” refer to K&F Industries Holdings, Inc., together with its subsidiaries. References to “K&F Industries” refers to K&F Industries, Inc., an indirect wholly owned subsidiary of K&F. References to “K&F Acquisition‘ refer to K&F Acquisition, Inc. prior to the merger of K&F Acquisition with and into K&F Industries and to K&F Industries upon and following the consummation of such merger. References to “Intermediate Holdco” refer to K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F and the direct parent company of K&F Industries.

General

K&F is a holding company that conducts its business exclusively through its indirect, wholly-owned subsidiary K&F Industries. K&F acquired K&F Industries on November 18, 2004. All references to events or activities which occurred prior to the acquisition on November 18, 2004, as discussed below, relate to K&F “Predecessor.”

We are primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics.”

The Acquisition

On November 18, 2004, K&F, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to the former equityholders of K&F Industries. In addition, K&F issued a note in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes. The note matured and was paid on May 18, 2005, and K&F Industries received the proceeds of the tax refund in the approximate amount of the note prior to such time. We refer to this as the “Acquisition.”

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a new $530 million senior secured credit facility and $315.0 million in common and preferred equity investments from K&F. K&F contributed $309.8 million of equity to its wholly-owned subsidiary, Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, prior to the merger of K&F Acquisition with and into K&F Industries.

Initial Public Offering and Other Financing Developments

In February 2005, K&F issued $55.0 million of 11 1/2% Senior PIK Notes due 2015, or the “Senior PIK Notes.” K&F used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock, or the “Senior Preferred Stock.”

In April and May 2005, K&F received approximately $41.6 million in net proceeds from private placement offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its junior preferred stock. K&F used the proceeds for these offerings to redeem the remaining Senior Preferred Stock.

On August 12, 2005, K&F consummated an underwritten public offering of 18,000,000 shares of common stock at a price to the public of $17.50 per share. After payment of the underwriting discount and other transaction expenses, K&F received approximately $291.4 million in net proceeds. K&F used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 was used to redeem all of the outstanding shares of junior preferred stock; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital.

As part of the underwriting, K&F granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F used the net proceeds to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital. In addition, on September 12, 2005, K&F paid a special stock dividend, consisting of 1,990,100 shares of common stock that were not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.

In connection with the initial public offering, on August 8, 2005 K&F (i) effected a 133 for one common stock split, which has been retroactively reflected in the financial statements; (ii) amended its certificate of incorporation to increase its authorized shares of common stock to 250,000,000 shares; and (iii) adopted an amended and restated stock option plan in order to increase the number of shares issuable under the plan to 2,500,000.

K&F also amended its management services agreement with Aurora Management Partners LLC. The amendment eliminated the $1.0 million annual fee payable over the 10 year term of the Management Services Agreement in exchange for a $5.0 million fee that was recorded during the year ended December 31, 2005.

Basis of Presentation

“Program Participation Costs” as used in this Annual Report refer to incentives that we provide to original equipment aircraft manufacturers, or “OEMs,” in connection with their selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration, or “FAA”-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, we do not receive revenue from the OEM for wheel and brake parts, and we do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.

The Predecessor consolidated financial statements utilized a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements included in this Annual Report (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

Our consolidated financial statements for all periods after November 17, 2004 included in this Annual Report (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM (i) agrees to purchase parts for newly-produced aircraft exclusively from us, and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

In addition, our consolidated financial statements for all periods after November 17, 2004 included in this Annual Report reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See

Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our basis of presentation and accounting policies.

Market Share Estimates

When we make statements in this Annual Report about our market share and position in the overall aerospace industry, we are using revenues as our basis of measurement. When we make statements in this Annual Report about our market share and position in the commercial aircraft, general aviation and military sectors of the aerospace and defense industries or with respect to particular categories of aircraft, we are using number of aircraft in service as our basis of measurement. In addition, when we make statements in this Annual Report about our market share or our position in the aerospace and defense industries, we are making statements of our belief. These beliefs are based on data from various sources (including industry publications, surveys and forecasts), on estimates and assumptions that we have made based on that data and our knowledge of the markets for our products. Information concerning international or worldwide markets does not include the People’s Republic of China or the former U.S.S.R., about which accurate information is not readily available. While we believe our third party sources are reliable, we have not independently verified market and industry data provided by third parties. Accordingly, we cannot assure you that any of these assumptions are accurate or that our assumptions correctly reflect our position in our industry.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or “Annual Report” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. They include statements relating to future revenues and expenses, the expected growth of our business, spending by the United States government on defense, future levels of business in the commercial and general aviation industries, competition from other suppliers and the effect of environmental or similar laws and determinations in lawsuits. These forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those described in Part 1, “Item 1A. Risk Factors” and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. These factors may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

PART I

Item 1.	Business

The Company

We are a leading global designer and manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial transport, general aviation and military aircraft. Through our subsidiary Aircraft Braking Systems we have approximately 20% of the worldwide market for aircraft wheels, brakes and brake control systems and approximately 40% and 50%, respectively, of the regional aircraft and business jet markets. Through our subsidiary Engineered Fabrics we are the leading supplier of flexible bladder fuel tanks for aircraft and helicopters for the U.S. military, worldwide commercial transport and general aviation markets. During the year ended December 31, 2005, we generated consolidated revenues of $384.6 million and net income of $23.6 million.

Aircraft Braking Systems is one of the world’s leading manufacturers of wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. We believe that Aircraft Braking Systems is the largest supplier of wheels and brakes for:

•	regional jets,

•	business jets, and

•	the U.S. military.

Aircraft Braking Systems derives approximately 75% of its revenues from programs supplied on a sole source basis and over 75% of its revenues from high-margin replacement part sales.

Aircraft Braking Systems is an FAA certified repair station that provides maintenance for wheels, brakes and brake control systems worldwide from its Akron, Ohio and Slough, England facilities. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft. We derived 83% of our consolidated revenues from sales made by Aircraft Braking Systems for the year ended December 31, 2005

Engineered Fabrics is the leading supplier of flexible bladder fuel tanks for aircraft and helicopters for the U.S. military, worldwide commercial transport and general aviation markets. Engineered Fabrics is the only FAA-certified U.S. supplier of polyurethane manufactured fuel tanks, which feature proprietary “selfsealing” technology that significantly reduces the potential for fires, leaks and spilled fuel.

Engineered Fabrics also produces iceguards for de-icing and anti-icing of the rotor blades and inlets. In addition, Engineered Fabrics manufactures and sells inflatable oil booms, towable storage bladders and various other products made from coated fabrics for military and commercial uses. We derived 17% of our consolidated revenues from sales made by Engineered Fabrics for the year ended December 31, 2005.

Industry Background and Market Opportunity

Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although, Aircraft Braking Systems has occasionally teamed with landing gear manufacturers to respond to requests for proposals for a complete landing gear system. Selections are made by the manufacturer on the basis of quality, design and price. U.S. and foreign governmental authorities, including the FAA, impose strict certification requirements for new aircraft programs, including the wheel and brake systems, and also require that certified replacement parts for such systems be provided by an approved manufacturer. Once an aircraft manufacturer selects us to supply original wheels and brakes for an entire fleet of aircraft, we typically become the sole source supplier for replacement parts, which makes us the only FAA-certified supplier of replacement parts on the aircraft.

In the overall commercial transport market, there will often be “dual” or “multi sourcing” of wheels and brakes. In that case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where more than one supplier has been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on its aircraft. Once selected, airlines rarely replace the supplier of the wheel and brake systems and can only replace a supplier with another certified supplier.

In accordance with industry practice in the commercial transport industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies at or below cost, and make cash payments, in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sale of replacement parts within the first half of the life of an aircraft. The average life for most modern aircraft is over 25 years. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system. Aircraft wheel and brake suppliers derive a majority of their revenues from aftermarket replacement parts.

Demand for wheel and brake overhaul and replacement business is driven primarily by the frequency of aircraft landings, rather than the number of new aircraft deliveries. The aerospace industry often uses Available Seat Miles, or “ASMs,” as a measure that generally correlates to the number of landings, computed by measuring for each flight total seat capacity multiplied by the number of miles flown. The FAA is projecting that ASMs for U.S. mainline carriers and regional carriers will have a compound annual growth of 3.7% and 6.0%, respectively, from 2005 to 2017, with landings growing at an average annual rate of 2.4% over the same time period.

We compete in the commercial transport, general aviation and military market sectors within the aerospace and defense industries. We believe that we are well-positioned for growth in our target markets within these sectors.

Commercial Transport.  The commercial transport market sector includes large commercial transport aircraft (generally 120 seats or more) and regional aircraft (generally between 30 and 120 seats). We believe that the market for high-cycle regional jets, which make more frequent landings than larger aircraft and thus require replacement parts more frequently, is attractive and growing. The number of regional jets is projected to grow from 1,758 in 2005 to 2,819 in 2017, an average annual increase of 4.0%. FAA data showed that departures by regional carriers and air taxis increased 7.2% in 2004 and by 2.7% in 2005. Airlines are continuing to increase their use of regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We also expect to see additional regional jet growth internationally.

General Aviation.  The general aviation market sector includes business and personal aircraft (generally 19 seats or fewer). We believe that the market for business jets will experience growth due to the perception that they provide greater productivity, comfort, convenience and security. We also expect that business jet utilization will benefit from the continued popularity of fractional ownership of aircraft. Fractional fleet aircraft are generally used more often than corporate or personal aircraft, resulting in more landings and thus more frequent replacement of wheels and brakes. In addition, air taxis and aircraft membership interests is expected to drive additional growth. Rolls Royce (a major aircraft engine manufacturer) projects 15,401 business jets will be delivered between 2005 and 2024.

Military.  Military aircraft spending is driven by efforts to modernize and retrofit aging platforms and the emphasis by the DoD on flexible force deployment. Due to reduced commitments for new aircraft, the average age of military aircraft continues to increase, with resultant increases in operations and maintenance expense. We believe these factors will increase demand for both Aircraft Braking Systems’ wheel and brakes and for Engineered Fabrics’ fuels tanks and other products.

Competitive Strengths

We believe that our competitive position is attributable to a number of key strengths, including the following:

Leader in Attractive Industry Sectors Poised for Growth.  We believe we have our products on approximately 40% and 50%, respectively, of regional aircraft and business jets that are in service. We believe Aircraft Braking Systems’ market leadership in these sectors positions us for growth as airlines increase their use of regional jets and demand for business jets grows. In the past several years, we have won a number of new platforms in each of these market sectors. In addition, Engineered Fabrics supplies over 50% of the flexible bladder fuel tanks for the U.S. military. We expect sales of our fuel tanks to increase as the DoD’s requirements for more flexible force deployment and aircraft modernization will drive growth in this market.

Significant Aftermarket Sales from Sole Source Contracts.  We focus on winning new programs for which we will act as a sole source supplier. Our sole source agreements with aircraft manufacturers include provisions, supported by economic penalties, under which manufacturers agree that we will be the only authorized supplier of replacement parts. As a result, approximately 75% of Aircraft Braking Systems’ revenues are from programs supplied on a sole source basis. In addition, our aftermarket business model allows us to realize recurring revenues over the aircraft’s operational life, which averages more than 25 years for most modern aircraft. Recent sole source platform wins on high-cycle regional jets include the Embraer ERJ-170/175/190/195, the Chinese AVIC 1 ARJ21 and the Bombardier CRJ-200/440, CRJ-700, CRJ-705 and CRJ-900.

Well-Balanced Portfolio of Programs with Strong Recurring Cash Flows.  Our portfolio of programs is well-balanced across all stages of an aircraft’s lifecycle. Our programs in the “mature” stage generate cash flows from replacement part sales without requiring additional investment and development costs. In addition, we are investing in “development” and “growth” stage programs, which we expect will provide recurring revenues and growth in the future. We have recently won development stage programs with manufacturers such as Embraer, Bombardier, Dassault and GROB Aerospace. As a result of these and other program wins, over the next five years, we expect to:

•	increase our sales of replacement parts;

•	increase the number of high-cycle aircraft in our portfolio;

•	increase revenues per aircraft in our portfolio; and

•	decrease the average age of the total fleet using Aircraft Braking Systems’ products.

We sell the majority of our aftermarket products through our annual parts catalog. Our pricing strategies for our annual parts catalog generally result in favorable margins over the life of a program. We believe these favorable margins are also the result of our stable production costs, high-quality products that result in few warranty claims, attractive program contracts, efficient distribution network, strong market positions and highly-skilled work force.

History of Successful Product Innovation.  We have a history of engineering design and successful product innovation that we believe has allowed us to offer our customers superior performance and overall cost efficiency while enabling us to strengthen our relationships with our customers and win new platforms. We believe that our ability to integrate the design and performance characteristics of wheels, brakes and brake control systems into a customized total braking system solution provides Aircraft Braking Systems with a competitive advantage. We won the first carbon brake production contract for the Boeing F-15 and later built the industry’s first electric brake unit in the 1980s. Over the past several years, we developed our next-generation NuCarb® carbon brakes, which are currently used on the Embraer ERJ-170/175/190/195 regional jets as well as the Dassault Falcon 7X large business jet. We expect NuCarb brakes to be a key driver of program wins in the future. In addition, Engineered Fabrics is a leader in flexible bladder fuel tank innovation. For example, Engineered Fabrics has redesigned various tanks to reduce their weight and extend their useful life and also has designed the self-sealing fuel panels for the Joint Strike Fighter.

Our Growth Strategy

We have focused on growing our market share, revenues, profitability and cash flow by:

Expanding our Presence on High-Cycle Regional Jets and Business Jets.  Aircraft Braking Systems has focused on expanding its presence on high-cycle regional jets and business jets. For example, we are the sole source supplier for wheels and brakes on all of Bombardier’s regional jets and all of the Embraer ERJ-170/175/190/195 regional jets. We intend to capitalize on the growing number of high-cycle regional jets and business jets and the resulting opportunities for new program wins and replacement part sales.

Increasing Our Leading Position on Military Aircraft.  We believe we are the largest supplier of wheels, brakes and flexible bladder fuel tanks to the U.S. military. We supply programs for fighters, transports, helicopters, attack, reconnaissance and bombers, as well as high-cycle trainers. We expect increased spending on the fleet of approximately 11,000 military aircraft that utilize our portfolio of products through parts replacement, upgrades and modernization activities and believe that we are well-positioned to win additional program opportunities.

Pursuing Continued Growth at Engineered Fabrics.  Engineered Fabrics’ revenues have grown from $47.2 million in 2002 to $55.3 million in 2003 to $59.5 million in 2004 to $64.7 million in 2005. We will continue to pursue growth through the development of new products and technologies, such as our new fuel tank sealant technology, EFC-100®. In addition, we intend to capitalize on the recent trend of customers outsourcing a greater portion of their manufacturing process. For example, Sikorsky has already awarded Engineered Fabrics a contract to provide interior panels on the Sikorsky UH-60 Blackhawk helicopter. In addition, Engineered Fabrics is the sole source supplier of iceguards on the Bell/Boeing V-22 Osprey.

Expanding Presence in Targeted International Markets.  We will continue to focus on high-growth international markets. Aircraft Braking Systems won the German GROB Aerospace SP Utility Jet, teamed with German landing gear manufacturer Liebherr to provide the complete braking systems on China’s new AVIC 1 ARJ-21 regional jet and previously won the program to supply the wheels, brakes and brake control systems on the Korean Aerospace KAI T-50 Trainer and the Taiwanese AIDC Indigenous Defense Fighter, all sole source programs. We intend to leverage our success on these programs by identifying and pursuing new platform, retrofit and aftermarket sales opportunities in these regions.

Pursuing Opportunistic Acquisitions.  We believe that our industry provides a number of attractive opportunities for acquisitions that would enhance both our strategic and competitive positions, and we believe we are well-positioned to take advantage of, and integrate, acquisition opportunities.

Lifecycle Stages

The lifecycle of a typical aircraft program consists of four stages: (1) the development stage, (2) the growth stage, (3) the mature stage and (4) the decline stage. During the development stage the aircraft manufacturer will select suppliers for various components and parts, including wheels, brakes and brake control or anti-skid systems. In a sole source platform, the manufacturer will then agree that the supplier will be the only supplier of the parts, and the supplier will agree to provide the original equipment, as well as any applicable cash payments. Airframe manufacturers work with such suppliers to obtain certification of the airframe and its parts. No revenues are generated by the suppliers during this stage, as the program has not yet begun production. Once the program has been certified, the program enters the growth stage and the airframe manufacturer will commence delivery and complete the production of the aircraft fleet. During this stage, aircraft wheel and brake suppliers generally continue to invest in the original equipment outfitted on new deliveries of commercial transport and general aviation aircraft by delivering such equipment at less than cost, but also receive cash flows from initial provisioning and replacement parts provided to those planes already in service. The mature stage for an aircraft program begins after the entire fleet has been delivered. This is the most profitable stage, as no additional investments are required and the maximum number of program aircraft are then in service. The decline stage begins when individual planes are taken out of service. Although aircraft wheel and brake suppliers still realize cash flows during this stage, replacement part orders decrease as the size of the operating fleet shrinks.

The following table illustrates the lifecycle of a typical commercial transport program.

Program Lifecycle Stages

Stage of Lifecycle	Duration of Stage		Characteristics

Development	3-5 years	—	Time period from selection up through certification of aircraft
		—	Design and development of aircraft and Aircraft Braking Systems’ equipment
		—	No revenues generated by Aircraft Braking Systems
		—	Development and cash payments costs
Growth	8-15 years	—	Planes delivered
		—	Investment by Aircraft Braking Systems in original
equipment (cash outflows)
		—	Cash inflows to Aircraft Braking Systems from initial provisioning and replacement parts
Mature	10-20 years	—	Most profitable stage for Aircraft Braking Systems
		—	Full program fleet in flight, but new aircraft no
longer produced
		—	No program investments by Aircraft Braking Systems
		—	Cash inflows to Aircraft Braking Systems from replacement parts
Decline	10-15 years	—	Planes in fleet gradually taken out of service
		—	Continued, but decreasing, cash inflows to
Aircraft Braking Systems

Products

The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of our total sales:

	Year Ended December 31,
	2005	2004	2003

Wheels and brakes	75%	76%	77%
Brake control systems	8	7	7
Fuel tanks	13	13	12
Other	4	4	4

Total	100%	100%	100%

Aircraft Braking Systems.  Aircraft Braking Systems’ products are installed on approximately 26,000 commercial aircraft, general aviation and military aircraft. Current fleets of commercial transport aircraft include the Boeing MD-90, DC9, DC10, Fokker F-100/70, Fokker F-27/28, Fokker F-50/60, Fairchild Do 228, Bombardier CRJ-100/200 and CRJ-700, Saab 340 and Saab 2000, for all of which Aircraft Braking Systems is the sole certified supplier. In addition, Aircraft Braking Systems is a supplier of replacement parts for the dual-sourced Boeing MD-80 and ATR-42 regional turboprop programs.

Aircraft Braking Systems’ wheels and brakes have been selected as the sole certified supplier for use on a number of high-cycle airframe designs. We are the sole certified supplier of wheels and brakes for Bombardier’s CRJ-100/200, CRJ-440, CRJ-700, CRJ-705 and CRJ-900 regional jets. Since its introduction in late 1992, Bombardier has delivered approximately 1,200 Canadair Regional Jets that are currently in service. In addition, Aircraft Braking Systems is the sole certified supplier of wheels and carbon brakes for the Embraer ERJ-170/175/190 and 195 aircraft, a family of regional jets, with the first platform having entered service during 2004. There are currently 440 firm orders and 362 options for these Embraer aircraft as of the end of 2005.

In general aviation, we have been selected to supply the wheels and brakes for the new Dassault Falcon 7X long-range business jet, and we supply wheels and brakes for such general aviation aircraft in production as the Raytheon Hawker 400XP, the Dassault Falcon 900EX, the Gulfstream GS100, GS200, GS350 and GS450 and the Learjet 60. Some of the military platforms using wheels and brakes supplied by Aircraft Braking Systems are the Boeing B-1B bomber and Lockheed Martin’s F-117 fighter jet and C-130 transport. We also supply the wheels, brakes and brake control systems on the Korean Aerospace KAI T-50 Trainer and the Aermacchi M346.

Aircraft Braking Systems’ brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize brake performance to variations in the braking force while also preventing the wheels from locking and skidding. We believe that our ability to integrate the design and performance characteristics of wheels, brakes and brake control systems into a complete braking system provides Aircraft Braking Systems with a competitive advantage. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The table below is a summary of the principal aircraft platforms that are either equipped with Aircraft Braking Systems products or that are in the “development” stage.

Commercial Transport		General Aviation		Military

		Aero-Commander:	690
Airbus:	A-320	Aerospatiale:	SN601	Aermacchi:	M346
	A-321	Astra:	SPX	Aerospatiale:	SA-360/365
ATR:	ATR-42		Galaxy	Augusta:	A-129
AVIC 1:	ARJ21	Augusta/Bell:	AB139	AIDC:	IDF
Boeing:	B707-320 B/C	Bell:	206/212/230/412
	DC 3/4/6/7/8	Boeing Vertol:	234	Alenia:	C27J
	DC9-10/15	Bombardier:	CL600/601/604	Boeing:	A -4
	DC9-20/30		CL850/870/890		B-1B

Commercial Transport		General Aviation		Military

	DC9-40/50		Lear 23/24/25		E-3/E-6/E-8
	DC10-10/15		Lear 32/35		F-4
	DC10-30/40		Lear 55/55C		F-15
	MD-11		Lear 31A		CH-46
	MD-81/82/87		Lear 60 Series		CH-47SD
	MD-83/88	Cessna:	Citation 500/550		T-2
	MD-90		310/401/402		T-2B
Bombardier:	CRJ-100/200/440		414/421/441		T-33
	CRJ-700	Dassault:	Falcon 10/100	Bombardier:	CT-114
	CRJ-705		Falcon 20/200		DHC-5
	CRJ-900		Falcon 50	CASA:	C-101
	DHC-4		Falcon 50EX		CASA 212
	DHC-6		Falcon 900EX	Cessna:	A-37
	DHC-8-400		Falcon 900DX		AT-37
CASA:	C212		Falcon 7X	Fairchild:	A-10
Convair:	Convair 340/440	GROB Aerospace:	SP	IAI:	Arava
	Convair 580	Gulfstream:	GS I	KAI:	T-50
Embraer:	ERJ-170		GS II		A-50
	ERJ-175		GS IIB/III/IV	Kaman:	K-2
	ERJ-190		GS100	Lockheed Martin:	C-130 Series
	ERJ-195		GS150		C-130J
Fairchild:	Do27/28		GS200		C-141
	Do228		GS350		F-16
	Do328		GS450		F-117A
	Metro III	IAI:	1121,1123,1124	Mitsubishi:	F-2
	Metro 23	Mitsubishi:	MU-2	Northrop Grumman:	A-6
Fokker:	F27		MU-300/300A		B-2
	FH227	Piper:	PA31 P/T		E-2
	F28	Raytheon:	B 90/100/200		EA-6B
	F50		Beechjet 400/400A		F-5 E/F
	F60		Hawker Horizon		F-14
	F70		Hawker 400XP		OV-1
	F100	Sabreliner:	Sabreliner 40/60	Panavia:	Tornado
Lockheed Martin:	L100		Sabreliner 65	Pilatus:	PC-6
	L1011		Sabreliner 70/75/80	Raytheon:	T-1A
Mitsubishi:	YS11	Sikorsky:	S61	Saab:	J-35
Nord:	Nord 262		S76		J-37
Raytheon:	B99	Sino-Swearingen:	SJ30-2		JA-37
	B1900				JAS-39
Saab:	Saab 340			Sikorsky:	CH-53
	Saab 2000				CH-60
SH-60
				Westland:	Lynyx
Super Lynnx

Engineered Fabrics.  Engineered Fabrics is the leading supplier of flexible bladder fuel tanks for aircraft and helicopters for the U.S. miliary, worldwide commercial transport and general aviation markets. Flexible bladder fuel tanks are manufactured by combining multiple layers of coated fabrics and adhesives. During the year ended December 31, 2005, sales of fuel tanks accounted for approximately 76% of Engineered Fabrics’ total revenues. For military helicopter applications, Engineered Fabrics’ fuel tanks feature encapsulated layers of rubber which expand in contact with fuel, thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics is the only FAA-certified U.S. supplier of polyurethane manufactured fuel tanks, which feature proprietary “selfsealing” technology that significantly reduces the potential for fires, leaks and spilled fuel.

Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tail assemblies. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides anti-icing protection when in flight.

Engineered Fabrics also produces a variety of products utilizing coated fabrics such as oil containment booms, towable storage bladders, heavy lift bags and pillow tanks. Oil containment booms are air-inflated cylinders that are used to confine oil spilled on the high seas and along coastal waterways. Towable storage bladders are used for storage and transportation of the recovered oil after removal from the water. Heavy lift bags, often used in emergency situations, are inserted into tight spaces and inflated to lift heavy loads for short distances. Pillow tanks are collapsible rubberized containers used as an alternative to steel drums and stationary storage tanks for the storage of liquids.

Engineered Fabrics has witnessed a recent trend whereby customers outsource a greater portion of their manufacturing process. For example, Sikorsky contracted Engineered Fabrics to provide interior panels on their UH-60 Blackhawk helicopter. We expect this trend will enable us to increase our revenue per aircraft at Engineered Fabrics as additional product placement opportunities arise.

Some of the fleets of aircrafts on which Engineered Fabrics’ flexible bladder fuel tanks are used include:

Commercial Transport		General Aviation		Military

Boeing:	707-120	Bell:	206B	Bell:	AH-1, OH58
	707-320		214-ST		V-22, CV-22, MV-22
	727	Boeing		Boeing:	RC-135, KC-135
	737	Helicopters:	MD-500 MD-600		E-3, KE-3A, E-8C
	767	Cessna:	310, 320, 340, 401		KC-10A, T43, A3D
	DC9		402, 411, 414, 421		F-15A/B, C/D, E
	DC10	ERA:	425, 650, A188	Boeing Helicopters:	AH-64, CH-46
	DC-10XR		U206, P206, T310		CH-47 C/D, OH-6
	MD-11	Fargo:	412, BK117, B0105		V-22, CV-22, MV-22
	MD-80	IAI:	MD900	Lockheed Martin:	C-130, F-16
	MD-83	Learjet:	1121, 1122, 1123,	Northrop Grumman:	F-14, F-20
	MD-87		1124		F-18 C/D, E/F
	C9A	Piper Aircraft:	31, 35, 45		A-10, T-38
	C9B		60, Max 124	Pratt & Whitney:	CH-124
Bombardier:	CL-215		PA25, PA31P	Raytheon Missile:	Tomahawk
Raytheon:	1900		PA 31T,		Tactical Tomahawk
			PA31-310		MALD
			PA31-325, PA34	Robertson:	Extended Range
			PA42, PA42-100		CEFS
		Raytheon:	35-33, 35, 36, 38	Sikorsky:	S-61, HH-3F
			48, 50, 56TC, 60		ACAP, CH-53
			65, 65-68, 65-80		CV-Helo, HH60
			65-90, 68, 70-95		CV-Helo, HH60
			99, 100, 200, 400A		MHJ3, SH-60
			1900, 200, T-1A		SH3A, SH3D
		Sabreliner:	40, 60, 65, 70, 80		UH60 Blackhawk S70
		Schweizer:	333C, 300		VH60
		Twin Commander:	500, 560, 680, 681	Schweizer:	VTUAV
685, 690-A, 695B
720, 840, 980

Sales and Customers

We sell our products to more than 250 airlines, aircraft manufacturers, governments and distributors across the commercial transport, general aviation and military sectors. Sales to the U.S. government represented approximately 25%, 23% and 26% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of total sales.

The following table shows the distribution of our total revenues by respective market, as a percentage of total sales:

	Year Ended December 31,
	2005	2004	2003

Commercial transport	52%	54%	53%
Military (U.S. and foreign)	29	28	31
General aviation	19	18	16

Total	100%	100%	100%

Commercial Transport.  Customers for our products in the commercial transport market include a wide variety of aircraft manufacturers, commercial airlines and replacement part distributors. Our products are used on a broad range of large commercial transport, regional jet and other commuter aircraft. Customers include Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swiss Airlines, Northwest Airlines, Continental Airlines, American Airlines, Saudi Arabian Airlines, Aeromexico, TAM Airlines, Asiana Airlines, China Eastern Airlines, Honeywell and Goodrich Corporation. We provide replacement parts to aircraft manufactured by, among others, Boeing, Airbus, Bombardier and Embraer.

General Aviation.  Customers in the general aviation market include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Bombardier, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. We supply brake control systems to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using our wheels and brakes exclusively include the Raytheon Hawker 400XP and Hawker Horizon, the Bombardier Lear series 20, 30, 50 and 60, the Gulfstream GSI, GSII, GSIIB, GSIII and GSIV, the IAI 1123, 1124 and 1125, Astra SPX and Galaxy, the Bombardier CL600, CL601 and CL604, and the Dassault Falcon 10, 20, 50, 100, 200 and 50EX.

Military.  We believe we are the largest supplier of wheels, brakes and flexible bladder fuel tanks to the U.S. military. We also supply the militaries of many foreign governments. Our products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the Boeing F-4, F-15, B-1B, E-3, E-8 and T-2B, Northrop Grumman F-14, F-18, A-10, E-2 and EA6B, Lockheed Martin F-16, F-117A, C-130 and C-130J and Raytheon T-1A. Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter, or IDF, in Taiwan, Westland Super Lynx in Great Britain, Saab JAS-39 in Sweden, Alenia C27J and Augusta A-129 in Italy, CASA 212 in Spain, and the KAI T-50 in South Korea. Substantially all of our military products are sold to the DoD, foreign governments or to aircraft manufacturers including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems we manufacture for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, Saab JAS-39, AIDC IDF and KAI T-50 aircraft.

Domestic and Foreign Sales

While a majority of our sales are to U.S. customers, we also supply products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to us. The following table shows the breakdown of our sales between domestic and foreign customers:

	Year Ended December 31,
	2005	2004	2003

Domestic sales	61%	59%	61%
Foreign sales	39	41	39

Total	100%	100%	100%

Independent Research and Development

We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2005, we employed approximately 129 engineers (of whom 18 held advanced degrees).

The costs incurred relating to independent research and development for the years ended December 31, 2005, 2004 and 2003 were $16.0 million, $13.8 million and $14.9 million, respectively.

Patents and Licenses

We have a large number of patents related to the products of our subsidiaries. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole.

Competition

We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell International’s Aircraft Landing Systems Division, Goodrich Corporation, and Messier-Bugatti. All of these competitors are larger and have greater financial resources than us. In addition, we also compete with Meggitt plc’s Dunlop Aerospace Braking Systems in this arena. The principal competitors for brake control systems are Crane Co.’s Hydro-Aire Division and Messier-Bugatti. The principal competitors for flexible bladder fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur, both owned by Zodiac S.A. Providers of aircraft components have traditionally competed on the basis of cost, technology, quality and service. See “Risk Factors — We operate in a very competitive business environment.”

Backlog

Backlog at December 31, 2005 and 2004 amounted to approximately $157.8 million and $153.2 million, respectively. Backlog consists of firm orders for our products which have not been shipped. Approximately 91% of our total backlog at December 31, 2005 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of our products.

Of our total backlog at December 31, 2005, approximately 41% was directly or indirectly for end use by the U.S. government, substantially all of which was for use by the DoD. For certain risks associated with U.S. government contracts, see “— Government Contracts” discussed below.

Government Contracts

For the years ended December 31, 2005, 2004 and 2003, approximately 25%, 23% and 26%, respectively, of our total sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government.

The majority of our defense-related sales are from basic ordering agreements. The remainder of our defense business is derived from contracts that are firm, fixed-price contracts under which we agree to perform for a predetermined price. Although our fixed-price contracts generally permit us to keep unexpected profits if costs are less than projected, we do bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on the contract. All domestic defense contracts and subcontracts to which we are a party are subject to standard provisions for termination at the convenience of the government. Upon termination, other than for a contractor’s default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.

Companies supplying defense-related equipment to the U.S. government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. government to unilaterally suspend us from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government’s procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the government for aircraft using products of the type manufactured by us, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns would have an adverse effect on our cash flow and results of operations.

Government Regulation

The FAA in the United States, and similar agencies in other jurisdictions (for example, the Joint Aviation Authorities, or “JAA” in Europe), issues and enforces regulations and minimum standards covering the manufacturing, operation, and maintenance of aircraft, which provide for the safety of airframes and the assemblies and parts initially installed on new aircraft, as well as the continuing airworthiness of aircraft and the safety of parts as replaced and maintained on aircraft. This regime includes auditing by the FAA of published maintenance procedures that manufacturers generate and which the manufacturers, such as Aircraft Braking Systems and Engineered Fabrics, and repair stations must comply with on a continuous basis, so that the flying public can be assured that safety standards are met. These governmental authorities impose strict certification requirements for new aircraft programs and replacement parts. Aircraft Braking Systems has a long history of compliance with FAA and JAA requirements and both the Akron, Ohio facility and the Slough, UK facility hold production quality system approvals and repair station approvals, and publish copyrighted component maintenance manuals, that satisfy all FAA and JAA requirements. Engineered Fabrics, similarly, meets FAA requirements for its commercial products and military specifications for its military products.

Additionally, to the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/ or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations. In December 2004, we received an inquiry from the U.S. Department of Commerce regarding our compliance with certain export control regulations in relation to a proposed foreign sale, which was never completed. Consequently, we began a comprehensive internal review of our export practices. As a result of that review we identified and voluntarily disclosed to the Office of Defense Trade Controls Compliance certain inadvertent or possible export violations that were unrelated to the proposed foreign sale. Although we do not currently anticipate that the government inquiry or any consequences of the voluntary disclosure will have a material adverse effect on our business, financial condition or results of operations, we can give no assurance as to whether we will ultimately be subject to sanctions as a result of either the inquiry or the voluntary disclosure, or the extent or effect thereof, if any sanctions are imposed.

Supplies and Materials

The principal raw materials used by Aircraft Braking Systems in its wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. We produce most of our carbon at our carbon manufacturing facility in Akron, Ohio. Steel and aluminum forgings are purchased from multiple sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. We have not experienced any shortage of raw materials to date.

Personnel

At December 31, 2005, we had 1,288 full-time employees, of which 722 were employed by Aircraft Braking Systems (343 hourly and 379 salaried employees) and 566 were employed by Engineered Fabrics (416 hourly and 150 salaried employees). All of Aircraft Braking Systems’ hourly employees (except 10 who are located at our foreign facility) are represented by the United Auto Workers’ Union and all of Engineered Fabrics’ hourly employees are represented by the United Food and Commercial Workers’ Union.

The collective bargaining agreement at Aircraft Braking Systems will expire on June 30, 2006 and the collective bargaining agreement at Engineered Fabrics will expire on February 5, 2007. We believe that our relationships with our employees are good.

Securities Exchange Act Reports

The Company maintains an internet website at the following address: www.kandfindustries.com. The information on the Company’s website is not incorporated by reference in this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission.

Executive Officers

Kenneth M. Schwartz; age 54; President and Chief Executive Officer

Kenneth M. Schwartz was appointed as K&F’s President and Chief Executive Officer in February 2005 and became a director of K&F in May 2005. He served as K&F Industries’ President and Chief Operating Officer from March 2000 through November 2004 and then became K&F Industries’ Chief Executive Officer and a director of K&F Industries. Mr. Schwartz was K&F Industries’ Executive Vice President from January 1996 to March 2000.

Dirkson R. Charles; age 42; Executive Vice President and Chief Financial Officer

Dirkson Charles was appointed as K&F’s Executive Vice President and Chief Financial Officer in February 2005. He has been K&F Industries’ Chief Financial Officer since May 1996 and Executive Vice President and Chief Financial Officer of K&F Industries since November 2004.

Ronald H. Kisner; age 57; Executive Vice President, Secretary and General Counsel

Ronald H. Kisner was appointed as K&F’s Executive Vice President, Secretary and General Counsel in February 2005. He was a director of K&F Industries from 1989 through November 2004. Mr. Kisner has been K&F Industries’ Secretary since 1997 and employed by K&F Industries since January 1999.

Frank P. Crampton; age 62; Senior Vice President, Marketing of Aircraft Braking Systems

Frank P. Crampton has been Senior Vice President of Marketing at Aircraft Braking Systems since October 1999.

Richard W. Johnson; age 62; Senior Vice President, Finance and Administration of Aircraft Braking Systems

Richard W. Johnson has been Senior Vice President of Finance & Administration at Aircraft Braking Systems since October 1999.

James J. Williams; age 50; Senior Vice President, Operations of Aircraft Braking Systems

James J. Williams has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999.

John A. Skubina; age 51; President of Engineered Fabrics Corporation

John A. Skubina has been President of Engineered Fabrics Corporation since April 2000. Mr. Skubina was Senior Vice President of Engineered Fabrics Corporation from September 1999 to April 2000.

Item 1A.  Risk Factors

Risks Relating to Our Business

Our commercial transport business is sensitive to our customers’ usage of planes, which are, in turn, affected by general economic conditions.

We compete in the aircraft component sector of the aerospace industry. Our business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, our business is sensitive to the number of landings aircraft make. Historically, the aerospace industry has used ASMs as a measure which correlates to landings. In addition, our business is sensitive, to a lesser extent, to changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

ASMs and airline profitability have historically correlated with the general economic environment, although national and international events can also play a key role. In recent years, the airline industry has been severely affected by the events of September 11, 2001 and the subsequent downturn in the global economy, higher fuel prices, the SARS epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic arising from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Many major carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. Any future terrorist attacks could cause airlines to reduce flights, cancel or delay the purchase of replacement parts and new aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The demand for Aircraft Braking Systems’ replacement parts varies based on the number of aircraft equipped with Aircraft Braking Systems’ products and the number of landings made by those aircraft. A reduction in airline travel will usually result in reduced utilization of commercial transport, fewer landings and a corresponding decrease in Aircraft Braking Systems’ sales, related income and cash flow.

During periods of reduced airline profitability, some airlines may delay purchases of replacement parts, preferring instead to deplete existing inventories. If demand for new aircraft and replacement parts decreases, there may be a decrease in demand for certain of our products. Therefore, any future decline in ASMs, and by correlation landings, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

Program Participation Costs negatively affect our cash flow during the earlier stages of the lifecycle of an aircraft platform.

We supply original equipment in new commercial transport and general aviation aircraft at or substantially below the cost of production and provide certain manufacturers with related cash incentives pursuant to agreements typically entered into with manufacturers during the development of an aircraft platform. Because of these Program Participation Costs, development and delivery of new aircraft equipped with Aircraft Braking Systems’ products (whether on a new platform or related to additional aircraft manufactured on programs for which we are already committed) decreases our cash flow. In taking account of Program Participation Costs, our business plan budgets cash needs based on current delivery schedules of new aircraft and also accommodates certain increases in aircraft deliveries. However, K&F Industries’ credit facility contains certain limitations on our ability to provide such cash Program Participation Costs, significant and unanticipated increases in commercial transport deliveries in a given year could have a material adverse impact on our cash flow. In addition, if we do not have sufficient capital to participate in all of the new programs in which we would like to invest, our business, financial condition and results of operations could be adversely affected.

We may be unable to execute our growth strategy, and our failure to do so could have a negative impact on our business.

Our future success will depend on our continued growth and our ability to execute our growth strategy. Our ability to successfully execute our growth strategy is subject to a number of risks, including:

•	our ability to win and retain sole source contracts and expand the number of our platforms;

•	the health and future levels of business in the commercial transport, general aviation and military market sectors;

•	whether high-cycle regional jets and high-end business jets, market sectors we have chosen to focus upon, perform as we have predicted;

•	our ability to develop, innovate, introduce and improve our products and services while maintaining our margins and profitability;

•	our ability to realize cost savings from our productivity initiatives;

•	our ability to access available capital, whether through cash flow or borrowings, in order to fund operating expenses, potential acquisitions or other corporate purposes;

•	our ability to identify, acquire and integrate acquisition candidates; and

•	competition in our industries and general economic conditions.

We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not operate profitably. Failure to successfully execute any material part of our growth strategy or any failure to operate profitably would significantly harm our business, financial condition and operating results.

The U.S. government is a significant customer, the loss of which could adversely affect us.

Sales to the U.S. government or to prime contractors or subcontractors of the U.S. government were approximately 25%, 23% and 26% of our total sales for the years ended December 31, 2005, 2004 and 2003, respectively. The loss of all or a substantial portion of those types of sales could materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business  —  Government Contracts.”

With respect to these contracts, we bear the risk that the U.S. government may unilaterally suspend or debar us from new contracts pending the resolution of alleged violations of procurement laws or regulations. Historically, under our management, there have been no alleged violations of procurement laws or regulations and none are alleged at this time.

In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. Any unexpected termination of a significant government contract could have a material adverse effect on our business, financial condition and results of operations. Our U.S. government sales are also subject to changes in the government’s procurement policies and, at times, the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns could have a material adverse effect on our business, financial condition and results of operations.

Historically, under our management, there have been no civil or criminal enforcement or fines against us for violations of export control regulations and none are now pending. However, in December 2004, we received an inquiry from the U.S. Department of Commerce regarding our compliance with certain export control regulations in relation to a proposed foreign sale, which was never completed. Consequently, we began a comprehensive internal review of our export practices. As a result of that review we identified and voluntarily disclosed to the Office of Defense Trade Controls Compliance certain possible inadvertent export violations that were unrelated to the proposed foreign sale. Although we do not currently anticipate that the government inquiry or any consequences of the voluntary disclosure will have a material adverse effect on our business, financial condition or results of operations, we can not assure you as to whether we will ultimately be subject to sanctions as a result of either the inquiry or the voluntary disclosure or the extent or effect thereof, if any sanctions are imposed.

A decline in the U.S. defense budget or limitations on sales to foreign governments may adversely affect our sales.

The U.S. defense budget has fluctuated over the years, at times resulting in reduced demand for new aircraft and, to a lesser extent, replacement parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the United States and abroad. The current overall Federal budget deficit may result in a decrease in the U.S. defense budget. In addition, the portion of the U.S. defense budget allocated to aircraft components, as compared to other military equipment, may decrease from time to time. The U.S. defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. If there is a decline in the U.S. defense budget that reduces demand for our components or additional restrictions are imposed on foreign sales, our business, financial condition and results of operations may be materially adversely affected.

We could be adversely affected if one of our components causes an aircraft to crash.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. While we believe that our liability insurance is adequate to protect us from future product liability claims, it may not be adequate. Also, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

A crash caused by one of our components could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aircraft wheels, brakes, brake control systems and fuel tanks. If a crash were to be caused by one of our components, or if we were otherwise to fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, which could negatively impact our results of operations.

The FAA prescribes standards and qualification requirements for aircraft components, including virtually all commercial transport and general aviation products, and licenses component repair stations within the United States. Comparable agencies regulate these matters in other countries. If we fail to qualify or to obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

From time to time the FAA or comparable agencies propose new regulations or changes to existing regulations. These new regulations or changes generally cause an increase in costs of compliance. To the extent the FAA, or comparable agencies, implement new regulations or changes in the future, we may incur significant additional costs to achieve compliance. We may not be able to pass such costs on to our customers.

Any problem or interruption in our supply from key vendors could delay production and adversely affect our sales.

We rely on independent suppliers for key raw materials, some of which may be available only from a limited number of sources. Our continued supply of materials is subject to a number of risks including:

•	the destruction of our suppliers’ facilities or their distribution infrastructures;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure or shortage of supply of raw materials to our suppliers; and

•	contractual amendments and disputes with our suppliers.

In addition, contracts with certain of our suppliers for raw materials and other goods are short-term contracts. We cannot assure you that these suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Failure to obtain key products on a timely basis and at an affordable cost, or significant delays or interruptions of supply, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a very competitive business environment.

The aircraft component sector of the aerospace industry is highly competitive. We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell International’s Aircraft Landing Systems Division, Goodrich Corporation and Messier-Bugatti. In addition, we also compete with Meggitt plc’s Dunlop Aerospace Braking Systems in this arena. The principal competitors for brake control systems are Crane Co.’s Hydro-Aire Division and Messier-Bugatti. The principal competitors for flexible bladder fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur, both owned by Zodiac S.A. Many of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products, than we can. Providers of aircraft components have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, program investments and sales and marketing. We cannot assure you that we will have enough resources to make the necessary investments to do so and we cannot assure you that we will be able to compete successfully in this market or against such competitors.

The uncertainties relating to our foreign operations could affect our operating results.

While most of our operations are based in the United States, we sell to foreign governments and airlines all over the world. As a result, approximately 40% of our consolidated sales for the past three fiscal years were from sales outside of the United States, and we believe that revenue from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. International operations and any foreign business expansion plans we may undertake are subject to numerous additional risks, including:

•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers may pay more slowly than customers in the United States;

•	unexpected changes in regulatory requirements or geopolitical conditions;

•	the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•	the potential difficulty in enforcing intellectual property rights in some foreign countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or “FCPA,” which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Additionally, to the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/ or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulations and our operations may expose us to environmental liabilities.

Our manufacturing operations are subject to various environmental laws and regulations, including those related to soil and groundwater contamination, air emissions and the protection of human health and the environment, administered by federal, state and local agencies. We regularly assess our obligations and compliance with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on our business, financial condition or results of operations. The operation of manufacturing plants entails risk in these areas, and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretation.

The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that is believed to have been released during the operations of a former subsidiary of Goodyear. Although we could be held liable as the current operator of this site, no one has alleged that we caused the groundwater contamination or that we should be held responsible for its cleanup, and Goodyear has paid all costs to date pursuant to contractual indemnities. There can be no assurance however, that we will not incur material costs in connection with contamination resulting from former industrial operations at our Ohio and Georgia facilities. K&F Industries has purchased an environmental contamination insurance policy intended to cover liability for third party claims seeking damages related to cleanup costs or personal injuries arising from contamination existing at our Ohio and Georgia facilities on or before November 18, 2004. The policy is subject to deductibles and has other limitations, including an aggregate policy limit of $50 million. Although we believe that the policy is adequate to cover potential contamination liabilities at these sites, there can be no assurance that we will in fact be able to recover any contamination-related costs under the policy or that the policy will be sufficient to cover any such liabilities that we may incur.

We have been included, and may in the future be included, in claims against prior owners of our facilities relating to asbestos exposure.

The owners of the aircraft braking system production assets prior to 1987, that we now operate in Akron, installed brake pads containing asbestos in certain of their products. As a result, from time to time, we have been named, along with other defendants, in a relatively small number of products liability cases and employee exposure lawsuits alleging that we are responsible, as a corporate successor or otherwise, for the asbestos exposure liabilities of the previous owners. To date, there has been no finding adverse to us in any such litigation, and we believe that we have defenses to the allegations of successor liability and other theories of liability, as well as rights to contribution and indemnity from others.

Products Liability.  Since 1993, we have been named in products liability lawsuits brought by approximately 175 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and, other than with respect to two immaterial cases filed in 2003 and 2004, received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, most of the products liability claims also name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989. To date, we have incurred only administrative costs in connection with these claims.

Employee Exposure.  In 2003, we participated with Lockheed Martin Corporation in the resolution of numerous worker-related claims, including 157 claims made against us, for an aggregate cost to us of $120,000. There are currently no further employee asbestos exposure claims pending against us.

Accordingly, the costs we have expended to date in connection with asbestos exposure claims have not had a material adverse effect on our business, financial condition or results of operations. However, we cannot predict the extent to which we may be involved in any such claims in the future or whether defense and indemnity for such claims will be available. As noted above, Goodyear has defended and resolved the products claims for us to date, but Goodyear has recently reserved its rights to dispute whether such defense and indemnification are required in all cases and has also declined to provide a defense and indemnity with respect to two immaterial cases filed in 2003 and 2004. We also obtained limited indemnification regarding these and other issues, upon the terms and conditions of the purchase agreement, from the prior stockholders of K&F Industries in connection with the Acquisition. We cannot assure you that these defense and indemnity arrangements will be available or sufficient to satisfy any claims or losses we suffer as a result of these or other issues. If the indemnifications are not available or sufficient, and if we are found to be responsible for these exposures, resulting liabilities could have a material adverse impact on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

Our substantial debt may adversely affect our financial condition and operations.

We have substantial debt and substantial debt service obligations. At December 31, 2005, we had $766.6 million of outstanding consolidated indebtedness, excluding unused commitments under the K&F Industries’ revolving credit facility. We had $48.3 million of available borrowing capacity under the K&F Industries’ revolving credit facility at December 31, 2005. In the future, we may borrow more money, subject to the limitations imposed on us by the agreements governing our indebtedness.

Our level of indebtedness has important consequences, including:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	subjecting us to the risk of interest rate increases on our indebtedness with variable interest rates;

•	subjecting us to the possibility of an event of default under the financial and operating covenants contained in the agreements governing our indebtedness; and

•	limiting our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions than our competitors with less debt.

To service our indebtedness, we will require a significant amount of cash and our inability to generate sufficient cash flow may require us to seek additional or replacement financing.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt, sell assets, borrow more money or raise capital through sales of our equity securities. If these or other kinds of additional financing become necessary, we cannot assure you that we could arrange such financing on terms that are acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

The K&F Industries’ revolving credit facility and the indenture governing K&F Industries’ 7 3/4% senior subordinated notes due 2014 contain a number of covenants imposing significant restrictions on K&F Industries and its restricted subsidiaries. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on K&F Industries and its restricted subsidiaries include limitations on their ability to:

•	incur indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions on, redeem or repurchase their capital stock;

•	incur Program Participation Costs;

•	make investments or acquisitions;

•	create liens;

•	sell assets;

•	engage in sale and lease back transactions;

•	restrict dividends or other payments to K&F;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of their assets.

Although these limitations only apply to K&F Industries and its restricted subsidiaries, they could have a significant impact on K&F as well. The credit facility also restricts K&F Industries’ ability to make capital expenditures or prepay certain other debt and requires K&F Industries to maintain a consolidated cash interest coverage ratio and consolidated leverage ratio, at levels specified in the credit agreement which become more restrictive over time. As of December 31, 2005, we were in compliance with all covenants. At December 31, 2005, our actual consolidated cash interest cover ratio was 2.40 to 1 versus 1.65 to 1, as required by the credit agreement, and our actual consolidated leverage ratio was 5.98 to 1 versus 7.75 to 1, as required by the credit agreement. K&F Industries may not be able to maintain these ratios. These restrictions could limit our ability to plan for or react to market conditions or meet our capital needs. There can be no assurance that K&F Industries will be granted waivers or amendments to the credit facility if for any reason it is unable to meet its requirements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

The breach of any of these covenants or restrictions could result in a default under the indenture governing K&F Industries’ 7 3/4% senior subordinated notes due 2014 and K&F Industries’ credit facility. An event of default under either the indenture or the revolving credit facility would permit some of our lenders to declare all amounts borrowed from them to be due and payable. An event of default under either the indenture or the credit facility would likely result in a cross default under the other instrument. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

United States Facilities.  Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States, which are owned except as set forth below under “Akron Facility Arrangements.” Aircraft Braking Systems’ facility is located in Akron, Ohio and consists of approximately 770,000 square feet of manufacturing, engineering and office space. Engineered Fabrics’ facility is located in Rockmart, Georgia and consists of approximately 564,000 square feet of manufacturing, engineering and office space. Our Ohio and Georgia facilities are held subject to encumbrances created by K&F Industries’ credit facility. We believe that our properties and equipment are generally well-maintained, in good operating condition and adequate for our present needs. We are expanding our carbon manufacturing capabilities by adding a new facility in Danville, Kentucky. We commenced construction on this 60,000 square foot facility in July 2005 and plan to complete construction by May 2006.

Foreign Facilities.  We occupy approximately 21,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. We also maintain a sales and service office in Toulouse, France.

Akron Facility Arrangements.  The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by LMA Commerce LTD. and shared with Lockheed Martin. Aircraft Braking Systems, Lockheed Martin and LMA Commerce LTD. have various occupancy and service agreements to provide for shared easements and services (including utility, sewer and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems in Akron, Ohio, we lease approximately 60,000 square feet of space within the LMA Commerce LTD. complex and are subject to annual occupancy payments to LMA Commerce LTD. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to LMA Commerce LTD.’s and Aircraft Braking Systems’ facilities.

Item 3.	Legal Proceedings

Litigation

There are various lawsuits and claims pending against us which are incidental to our business. Although the final results in those suits and proceedings cannot be predicted with certainty, in the opinion of our management, the ultimate liability, if any, will not have a material adverse effect on our business, financial condition or results of operations. See “Business — Government Regulation.”

Environmental

Our manufacturing operations are subject to various environmental laws and regulations, including those related to soil and groundwater contamination, air emissions and the protection of human health and the environment, administered by federal, state and local agencies. We regularly assess our obligations and compliance with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on our business, financial condition or results of operations. The operation of manufacturing plants entails risk in these areas, and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretation.

The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that was released during the operations of a former subsidiary of Goodyear. Although we could be held liable as the current operator of this site, no one has alleged that we caused the groundwater contamination or that we should be held responsible for its cleanup, and Goodyear has paid all costs to date pursuant to contractual indemnities. K&F Industries has purchased an environmental contamination insurance policy intended to cover liability for third party claims seeking damages related to cleanup costs or personal injuries arising from contamination existing at our Ohio and Georgia facilities on or before November 18, 2004. The policy is subject to deductibles and has other limitations, including an aggregate policy limit of $50 million. Although we believe that the policy is adequate to cover potential contamination liabilities at these sites, there can be no assurance that we will in fact be able to recover any contamination-related costs under the policy or that the policy will be sufficient to cover any such liabilities that we may incur.

The owners of the aircraft braking system production assets prior to 1987, that we now operate in Akron, Ohio installed brake pads containing asbestos in certain of their products. As a result, from time to time, we have been named, along with other defendants, in a relatively small number of products liability cases and employee exposure lawsuits alleging that we are responsible, as a corporate successor or otherwise, for the asbestos exposure liabilities of the previous owners. To date, there has been no finding adverse to us in any such litigation, and we believe that we have defenses to the allegations of successor liability and other theories of liability, as well as rights to contribution and indemnity from others.

Products Liability.  Since 1993, we have been named in products liability lawsuits brought by approximately 175 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and, other than with respect to two immaterial cases filed in 2003 and 2004, received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, most of the product liability claims name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989. To date, we have incurred only administrative costs in connection with these claims.

Employee Exposure.  In 2003, we participated with Lockheed Martin Corporation in the resolution of numerous worker-related claims, including 157 claims made against us, for an aggregate cost to us of $120,000. There are currently no further employee asbestos exposure claims pending against us.

Accordingly, the costs we have expended to date in connection with asbestos exposure claims have not had a material adverse effect on our business, financial condition or result of operations. However, we cannot predict the extent to which we may be involved in any such claims in the future or whether defense and indemnity for such claims will be available. As noted above, Goodyear has defended and resolved the products claims for us to date, but Goodyear has recently reserved its rights to dispute whether such defense and indemnification are required in all cases and has also declined to provide a defense and indemnity with respect to two immaterial cases filed in 2003 and 2004. We also obtained limited indemnification regarding these and other issues from the prior stockholders of K&F Industries in connection with the Acquisition. There can be no assurance that these defense and indemnity arrangements will be available or sufficient to satisfy any claims or losses we suffer as a result of these or other issues. If the indemnifications are not available or sufficient, and if we are found to be responsible for these exposures, resulting liabilities could have a material adverse impact on our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

K&F’s common stock is traded on the New York Stock Exchange under the symbol KFI. The Company’s stock began trading on August 9, 2005 after it went public. Prior to that date, K&F was a private company. The table below lists the high and low per share closing stock price for each period indicated subsequent to August 9, 2005.

	2005
	High	Low

Third quarter	$17.90	$16.38
Fourth quarter	$17.10	$15.10

Holders

As of March 20, 2006, there were approximately 39 stockholders of record of our common stock. Approximately 53% of our common stock is directly owned or controlled by affiliates of Aurora Capital Group and certain co-investors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2005. In April and May 2005, we received approximately $41.6 million in proceeds from offerings of our common stock and approximately $51.0 million in proceeds from offerings of our junior preferred stock, to (i) certain affiliates of Aurora Capital Group that were stockholders at the time of the Acquisition, (ii) each of our directors at the time, (iii) a limited partnership controlled by Aurora Capital Group in which certain members of management (including Messrs. K. Schwartz, Charles, Kisner, Crampton, Williams and Skubina) are limited partners, and (iv) certain other accredited co-investors. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Dividends

We paid the following three dividends to our common stockholders of record immediately prior to the initial public offering on August 12, 2005:

•	On August 12, 2005, we paid a special cash dividend of approximately $99.0 million;

•	On September 12, 2005, we paid a special cash dividend of $11.6 million equal to the net proceeds we received from 709,900 shares sold pursuant to the underwriters’ option to purchase additional shares; and

•	On September 12, 2005, we paid a special stock dividend of 1,990,100 shares of our common stock, which was the difference between (i) the number of additional shares the underwriters had an option to purchase and (ii) the actual number of shares the underwriters purchased from us pursuant to that option.

Other than the special dividends described above, we do not currently intend to pay any cash dividends on our common stock, and instead intend to retain future earnings, if any, to finance operations and the expansion of our business. In addition, K&F is a holding company and has no operations other than its indirect ownership of K&F Industries. Our ability to pay dividends in the future from cash generated by our operating subsidiaries is effectively restricted by, among other things, certain provisions of K&F Industries’ credit facility and the indenture governing K&F Industries’ 7 3/4% senior subordinated notes due 2014 that restrict the ability of K&F Industries to dividend or otherwise distribute cash or other assets to K&F. See Note 7 to the audited consolidated financial statements for restrictions on our ability to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Item 6.	Selected Financial Data

K&F is a holding company that conducts its operations exclusively through its indirect wholly-owned subsidiary K&F Industries. K&F acquired K&F Industries on November 18, 2004. All periods prior to November 18, 2004 are referred to as “Predecessor.”

The following table presents our selected historical consolidated financial and other data. The consolidated statement of operations data set forth below for the year ended December 31, 2005, for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 2005, 2004, 2003, 2002 and 2001 are derived from our audited financial statements. Per share data has not been provided for the Predecessor period because K&F was privately held and our capital structure was not representative of our current capital structure. Management believes this information is not meaningful.

The following selected financial data should be read in conjunction with the related audited consolidated financial statements contained in this Annual Report.

		November 18,	January 1,
	Year Ended	2004 through	2004 through
	December 31,	December 31,	November 17,	Year Ended December 31,
	2005(a)	2004(a)	2004	2003	2002	2001
			(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$384,630	$53,448	$299,868	$342,818	$348,649	$355,334
Cost of sales(b)	215,710	33,315	174,223	197,812	204,819	204,036

Gross margin	168,920	20,133	125,645	145,006	143,830	151,298
Independent research and development	15,974	1,770	12,048	14,936	14,600	16,188
Selling, general and administrative expenses(c)(d)	37,621	4,519	27,650	30,499	40,238	30,273
Amortization of intangible assets(e)	10,753	1,440	4,196	4,264	3,935	8,837
Acquisition expenses(f)	—	5,350	101,533	—	—	—

Operating income (loss)	104,572	7,054	(19,782)	95,307	85,057	96,000
Interest expense, net(g)(h)	68,107	8,197	34,287	44,186	26,194	32,569

Income (loss) before income taxes	36,465	(1,143)	(54,069)	51,121	58,863	63,431
Income tax (provision) benefit	(12,847)	862	25,082	(10,488)	(16,730)	(27,447)

Net income (loss)(e)	23,618	(281)	$(28,987)	$40,633	$42,133	$35,984

Preferred stock dividends	(8,931)	(1,497)

Net income (loss) applicable to common stockholders	$14,687	$(1,778)

Basic earnings (loss) per share	$0.58	$(0.13)

Weighted average common shares	25,439	13,300

Diluted earnings (loss) per share	$0.56	$(0.13)

Diluted weighted average common shares	26,215	13,300

Other Data (for the period):
Capital expenditures	$12,826	$1,810	$2,902	$5,468	$4,084	$5,057
Depreciation and amortization(e)	25,532	2,910	10,467	12,200	12,012	16,889
Cash flows from (used for):
Operating activities	67,476	(3,487)	55,623	47,197	80,816	65,753
Investing activities	(27,599)	(695,902)	(2,902)	(5,468)	(4,084)	(5,594)
Financing activities	(20,070)	637,213	—	(40,000)	(59,133)	(61,500)
EBITDA(i)	130,104	9,964	(9,315)	107,507	97,069	112,889
Non-recurring and certain other items included in EBITDA(j)	17,084	12,934	129,213	26,828	33,374	25,170

	As of December 31,
	2005	2004	2003	2002	2001
			(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Balance Sheet Data:
Working capital	$63,889	$39,356	$50,077	$35,547	$39,223
Total assets	1,382,113	1,355,115	419,585	422,045	404,008
Long term debt (includes current maturities(d)(h)	766,577	790,577	395,000	435,000	285,625
Stockholders’ equity (deficiency)(d)	344,441	222,288	(186,971)	(227,656)	(58,253)

(a)	Our consolidated financial statements for all periods after November 17, 2004: (i) utilize a different accounting treatment for Program Participation Costs than that used in the periods prior to the Acquisition and (ii) reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Program Participation Costs” and Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

(b)	Cost of sales for the year ended December 31, 2005 includes: (i) a charge of $12.1 million resulting from inventory purchase accounting adjustments; (ii) a non-cash charge of approximately $3.3 million for incremental depreciation due to the step-up in fixed assets as a result of purchase accounting adjustments and; (iii) a non-cash charge of $4.0 million relating to the amortization of Program Participation Costs. Cost of sales for the year ended December 31, 2005 does not include $26.3 million of Program Participation Costs, which are capitalized in accordance with our accounting treatment for such costs after November 17, 2004. Cost of sales for the period November 18, 2004 through December 31, 2004 includes: (i) a charge of $6.7 million resulting from inventory purchase accounting adjustments; (ii) a non-cash charge of $0.3 million for incremental depreciation due to the step-up in fixed assets as a result of purchase accounting adjustments and; (iii) a non-cash charge of $0.2 million relating to the amortization of Program Participation Costs. Cost of sales for the period November 18, 2004 through December 31, 2004 does not include $2.8 million of Program Participation Costs, which are capitalized in accordance with our accounting treatment for such costs after November 17, 2004.

(c)	We amended our management services agreement with Aurora Management Partners LLC. The amendment eliminated the $1.0 million annual fee payable over the 10 year term of the agreement in exchange for a $5.0 million fee that was charged to selling, general and administrative expenses during the year ended December 31, 2005.

(d)	On December 20, 2002, K&F Industries completed a recapitalization that included the issuance of $250.0 million of 9 5/8% senior subordinated notes due 2010. The net proceeds of those notes were used to pay a $200.0 million dividend to the then stockholders of K&F Industries, pay off the former credit facility of K&F Industries, pay transaction fees of $8.5 million and pay $9.4 million to the holders of common stock options of K&F Industries. As a result of the recapitalization, K&F Industries recorded a $9.4 million charge to selling, general and administrative expenses for the payment to the holders of common stock options and it capitalized $8.5 million for the transaction fees.

(e)	On January 1, 2002, we adopted SFAS No. 142 and ceased amortization of goodwill. Assuming we adopted SFAS No. 142 on January 1, 2001, amortization would have decreased by $6.1 million and net income would have increased to $39.4 million, respectively, for the year ended December 31, 2001.

(f)	Our results of operations for the period from January 1, 2004 through November 17, 2004 and from November 18, 2004 through December 31, 2004 include one-time charges of $101.5 million and $5.4 million, respectively. These charges were a result of the Acquisition, and are as follows:

	November 18,	January 1,
	2004 through	2004 through
	December 31,	November 17,
	2004	2004
		(Predecessor)
	(In thousands)

Compensation costs recognized for the cancellation of stock options	$46,156	$—
Premiums paid to redeem 9 5/8% senior subordinated notes due 2010 and 9 1/4% senior subordinated notes due 2007	45,282	—
Write-off of debt issuance costs associated with the redemption of 9 5/8% senior subordinated notes due 2010 and 9 1/4% senior subordinated notes due 2007	6,551	—
Professional fees and other expenses	3,544	—
Write-off of interim loan facility commitment fee and other fees and expenses	—	5,350

	$101,533	$5,350

(g)	As a result of our initial public offering of common stock and private equity offerings, during the year ended December 31 ,2005, we redeemed $55 million of our Senior PIK Notes and all of our Senior Preferred Stock. The interest expense, redemption costs and write-off of unamortized debt issuance costs during the year ended December 31, 2005, related to these debt instruments, was approximately $14.9 million.

(h)	On October 15, 2003, K&F Industries redeemed $40.0 million of its 9 1/4% senior subordinated notes due 2007. In 2003, K&F Industries took a $1.6 million charge to interest expense for the redemption premiums and the write-off of a portion of unamortized financing costs associated with the redemption.

(i)	“EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We present EBITDA because we believe it is a useful indicator of our profitability. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

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

The following is a reconciliation of EBITDA to net income (loss):

		November 18,	January 1,
	Year Ended	2004 through	2004 through
	December 31,	December 31,	November 17,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
			(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Net income (loss)	$23,618	$(281)	$(28,987)	$40,633	$42,133	$35,984
Interest expense, net	68,107	8,197	34,287	44,186	26,194	32,569
Income tax provision (benefit)	12,847	(862)	(25,082)	10,488	16,730	27,447
Depreciation and amortization	25,532	2,910	10,467	12,200	12,012	16,889

EBITDA	$130,104	$9,964	$(9,315)	$107,507	$97,069	$112,889

(j)	The following table shows certain non-recurring and similar items, which are included in EBITDA but whose exclusion would in the opinion of management, make period-to-period comparison more meaningful. These include: non-recurring Acquisition expenses, non-recurring inventory purchase accounting adjustments, non-recurring management services termination fee, non-recurring salary and benefit expense, headcount reduction, non-recurring non-cash charge (income), payment to optionholders and capitalization of Program Participation Costs. This table does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We believe this table, when reviewed in connection with our presentation of EBITDA provides another useful tool to investors and our management for measuring comparative operating performance between time periods and among companies as it is further reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. In addition to EBITDA, our management assesses the adjustments presented in this table when preparing our annual operating budget and financial projections. Specifically, because this table excludes non-recurring salary and benefit expense, non-recurring non-cash charge (income) and payment to optionholders, we believe that this table allows our investors to assess our operating performance during the periods these charges were incurred on a consistent basis with the periods during which these unusual charges were not incurred. Further, because of the significant changes in our capital structure resulting from the Acquisition, including the post-Acquisition capitalization of our Program Participation Costs, we believe that the presentation of the adjustments relating to non-recurring Acquisition expenses, non-recurring inventory purchase accounting adjustments and capitalization of Program Participation Costs enables our management and investors to assess the impact of the Acquisition on our operating performance and provides a consistent measure of our operating performance for periods subsequent to the Acquisition as compared to the Predecessor periods.

This table is not intended to comply with GAAP and has significant limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results of operations under GAAP. Although we use this table as a financial measure to assess the performance of our business, the use of this table is limited because, in addition to the costs excluded in our presentation of EBITDA, it excludes certain material costs that we have incurred over the periods presented. Because this table does not account for these expenses, its utility as a measure of our operating performance has material limitations.

EBITDA, as defined above, was (increased) reduced by the following non-recurring and certain other items, each of which is further discussed below:

		November 18,	January 1,
	Year Ended	2004 through	2004 through
	December 31,	December 31,	November 17,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
			(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Non-recurring Acquisition expenses(1)	$—	$5,350	$101,533	$—	$—	$—
Non-recurring inventory purchase accounting adjustments(2)	12,084	6,748	—	—	—	—
Non-recurring management services termination fee(3)	5,000	—	—	—	—	—
Non-recurring salary and benefit expense(4)	—	836	8,180	6,197	7,500	8,115
Headcount reduction(5)	—	—	—	1,099	1,465	1,465
Non-recurring non-cash charge (income)(6)	—	—	(2,350)	2,350	—	—
Payment to optionholders(7)	—	—	—	—	9,405	—
Program Participation Costs previously expensed(8)	—	—	21,850	17,182	15,004	15,590

	$17,084	$12,934	$129,213	$26,828	$33,374	$25,170

(1)	See Note (f).

(2)	Represents charges resulting from inventory purchase accounting adjustments related to the Acquisition.

(3)	Represents a non-recurring charge for a one-time payment of management services fees in connection with the amendment and restatement of our management services agreement with Aurora Management Partners, LLC.

(4)	Non-recurring salary and benefit expense of Mr. Bernard Schwartz (the Chairman of the Board and a principal stockholder of K&F Industries prior to the Acquisition), whose prior employment and other related agreements were terminated upon consummation of the Acquisition. Gives effect to compensation ($100,000) due to Mr. B. Schwartz under a one-year employment agreement that was entered into at the closing of the Acquisition.

(5)	Represents the pro forma effect on prior periods of a headcount reduction in September 2003.

(6)	Amounts represent estimated non-recurring, non-cash contract charges.

(7)	Represents a non-recurring payment to holders of our common stock options in connection with a recapitalization undertaken in 2002.

(8)	Represents the Program Participation Costs expensed in the Predecessor periods that would have been capitalized under the accounting treatment for Program Participation Costs used by us after November 17, 2004. See Note (a).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

K&F conducts all of its business through K&F Industries, a wholly owned indirect subsidiary. Accordingly, we discuss below the financial condition and results of operations of K&F Industries. You should read the following discussion of our financial condition and results of operations in conjunction with “Selected Historical Consolidated Financial Information” and the consolidated financial statements, including the related notes, included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations and the markets for our products. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Special Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a leading global designer and manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial transport, general aviation and military aircraft. We operate in two segments, Aircraft Braking Systems and Engineered Fabrics. Through our subsidiary Aircraft Braking Systems we have approximately 20% of the worldwide market for aircraft wheels, brakes and brake control systems and approximately 40% and 50%, respectively, of the regional aircraft and business jet markets. Through our subsidiary Engineered Fabrics we are the leading supplier of flexible bladder fuel tanks for the U.S. military, worldwide commercial and general aviation markets. During the year ended December 31, 2005, we generated consolidated revenues of $384.6 million and net income of $23.6 million.

Aircraft Braking Systems is one of the world’s leading manufacturers of wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. We believe that Aircraft Braking Systems is the largest supplier of wheels and brakes for:

•	regional jets,

•	business jets, and

•	the U.S. military.

Aircraft Braking Systems derives approximately 75% of its revenues from programs supplied on a sole source basis and over 75% of its revenues from high-margin replacement part sales. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

We derived 83% of our consolidated revenues from sales made by Aircraft Braking Systems during the year ended December 31, 2005. Sales at Aircraft Braking Systems for the years ended December 31, 2005, 2004 and 2003 were $319.9 million, $293.8 million and $287.5 million, respectively. Sales increased in 2005 due to higher commercial transport, general aviation and military sales as we continue to see an improvement in all of our market sectors from 2004. Sales increased in 2004 due to higher commercial transport and general aviation sales, partially offset by lower military sales. During 2005 and 2004, conditions in the commercial transport and general aviation sectors continued to improve from a downturn in those sectors adversely affected by the events of September 11, 2001 and a reduced demand for air travel.

Engineered Fabrics is the leading worldwide manufacturer of flexible bladder fuel tanks for aircraft and helicopters for the U.S. military, worldwide commercial transport and general aviation markets. Engineered Fabrics is the only FAA-certified U.S. supplier of polyurethane manufactured fuel tanks, which feature proprietary “selfsealing” technology that significantly reduces the potential for fires, leaks and spilled fuel. Engineered Fabrics also produces iceguards for de-icing and anti-icing of the rotor blades and inlets. In addition, Engineered Fabrics manufactures and sells inflatable oil booms, towable storage bladders and various other products made from coated fabrics for military and commercial uses.

We derived 17% of our consolidated revenues from sales made by Engineered Fabrics during the year ended December 31, 2005. Sales at Engineered Fabrics for the years ended December 31, 2005, 2004 and 2003 were $64.7 million, $59.5 million and $55.3 million, respectively. Sales increased in 2005 as we continued to see strength for military fuel tank and helicopter interior panels. Sales increased in 2004 versus 2003 due to strength in the military fuel tank market partially offset by lower sales of oil containment booms as a result of a 2003 oil spill in Spain.

  Performance Evaluation

We evaluate the operations of Aircraft Braking Systems and Engineered Fabrics separately because these two subsidiaries have different products, technologies and operating strategies. Management primarily evaluates the performance of each of these subsidiaries based on profits from operations before interest and income taxes, or “operating profit.” We review these subsidiaries’ sales, bookings and operating profit monthly.

Management also reviews backlog in evaluating its past and future performance. Backlog consists of firm orders for our products which have not been shipped. Backlog at December 31, 2005, 2004 and 2003 amounted to approximately $157.8 million, $153.2 million and $130.6 million, respectively. Approximately 91% of our total backlog at December 31, 2005 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period.

Finally, management analyzes both ASMs and Revenue Passenger Miles, or “RPMs,” which are defined as the number of passengers multiplied by the miles flown, to assess the overall state of the commercial aerospace industry. Management also reviews both historical and projected ASM and RPM statistics to evaluate Aircraft Braking System’s past performance and to assist in predicting future expenditures and operating performance.

Certain Market Trends, Challenges and Opportunities

In general, the commercial aerospace industry, which suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, and more recently from the SARS epidemic, rising fuel prices and the conflicts in Afghanistan and Iraq, has rebounded. We have recently seen increases in ASMs and RPMs, although the challenges set forth above, as well as major airline financial distress and the risk of additional terrorist activity remain.

We believe our position in the aerospace industry is balanced and thus may mitigate general industry risks. We service a diversified portfolio of customers across the commercial transport, general aviation and military sectors. Historically, declines in any one sector have often been offset by increased revenues in another. For example, the commercial transport and general aviation sectors that we serve were adversely affected by September 11, 2001, but the downturn in those markets was partially offset by an increase in military aircraft spending. In addition, we have not suffered any significant losses due to the bankruptcies of airline operators. During the years ended December 31, 2005, 2004 and 2003, our provision for losses on accounts receivable was approximately $0.4 million $0.0 million and $0.2 million, respectively.

We believe that conditions in the commercial transport and general aviation market sectors have improved recently. We expect to see growth in the high-cycle regional jet market as airlines continue to increase their use of regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We also expect growth in the high-end business jet market due to the perception that they provide greater productivity, comfort, convenience and security, as well as the continued popularity of fractional ownership. We believe we are well-positioned to win new opportunities for original equipment and replacement part sales in these sectors but if these sectors do not grow as we expect, such opportunities may not arise. Our sales in both the commercial transport and the general aviation sectors have recently shown recovery from the downturn. We are expanding our ability to produce carbon brakes with construction of a new carbon manufacturing facility in Danville, Kentucky.

We saw strong sales and booking in our military business during 2005. Our military business has been and remains variable year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. However, we expect new military opportunities to arise, as we are the largest supplier of wheels and brakes for U.S. military aircraft and we anticipate that this equipment will be maintained, replaced and modernized as the fleet of military aircraft experiences longer service periods.

At Engineering Fabrics we have seen a trend where manufacturers outsource portions of their manufacturing process. We intend to capitalize on this trend to add additional products to aircraft on which we already supply existing products.

Our business would be adversely affected by significant changes in the U.S. or global economy. Historically, aircraft travel, as measured by ASMs or RPMs, generally correlates to economic conditions, and a reduction in aircraft travel would result in less frequent replacement of wheels and brakes.

Productivity Initiatives

Beginning in 2005, both Aircraft Braking Systems and Engineered Fabrics began to study certain aspects of their operations and to implement certain productivity initiatives, commonly referred to as “lean manufacturing” principles, which are designed to reduce costs. These initiatives include the reduction of overtime, reductions and realignments of work shifts, vacating and relocating manufacturing space, reducing direct costs of materials and eliminating redundant labor. We incurred expenses related to these productivity initiatives of approximately $2.5 million during the year ended December 31, 2005, which resulted in $0.6 million of net cost savings in 2005. We expect these productivity initiatives will result in cost savings of approximately $8.0 million per year thereafter. We do not anticipate incurring any significant additional expenses in connection with the foregoing productivity initiatives.

The Acquisition

On November 18, 2004, K&F, an affiliate of Aurora Capital Group, acquired all of K&F Industries’ issued and outstanding shares of capital stock. Immediately after the consummation of the Acquisition, K&F Acquisition was merged with and into K&F Industries, with K&F Industries as the surviving corporation.

Pursuant to the purchase agreement, the cash purchase price paid for K&F Industries’ outstanding shares was $1.06 billion. A portion of the cash consideration was used to repay substantially all of K&F Industries’ prior indebtedness and the fees and expenses of K&F Industries and those of certain of its stockholders in connection with the Acquisition, with the balance paid to K&F Industries’ prior equityholders. In addition, K&F issued a note, in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes. The note matured and was repaid on May 18, 2005, and K&F Industries received the proceeds of a tax refund in the approximate amount of the note prior to such time. The Acquisition was financed through the offering by K&F Industries of $315.0 million of 7 3/4% senior subordinated notes due 2014, the issuance of $315.0 million in common and preferred equity by K&F and the borrowing by K&F Industries of $480.0 million under its credit facility.

In connection with the Acquisition, our consolidated financial statements for all periods after November 17, 2004: (i) utilize a different accounting treatment for Program Participation Costs than used in the periods prior to the Acquisition and (ii) reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Program Participation Costs” and Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory.  Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these reserves quarterly.

Our inventory reserve balances of $5.9 million, $5.6 million and $9.1 million as of December 31, 2005, 2004 and 2003, respectively, represent 9.9%, 8.4% and 15.4% of our gross inventory balances as of such dates, respectively. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during the period in which a change is recorded. This policy is consistently applied to both of our operating segments and we do not anticipate any changes to our policy in the near term.

In connection with the Acquisition and in accordance with the guidance in Statement of Financial Accounting Standards, or “SFAS” No. 141, paragraph 37(c), the inventory was adjusted to fair value. Specifically, (a) finished goods were valued at estimated selling prices less estimated costs to dispose and a reasonable profit margin for the selling effort, (b) work-in-process was valued at estimated selling prices less estimated costs to complete, estimated costs to dispose and a reasonable profit margin for the selling effort and (c) raw materials were valued at current replacement costs. This resulted in an increase in inventory of $18.8 million at the Acquisition date, of which $12.1 million and $6.7 million was charged to cost of sales during the year ended December 31, 2005 and for the period November 18, 2004 through December 31, 2004, respectively.

Evaluation of Long-Lived Assets.  Long-lived assets, including amortizable intangible assets, are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. There were no adjustments resulting from our evaluations to the carrying amount of long-lived assets, except for the purchase price adjustments made in connection with the Acquisition, during the three years ended December 31, 2005.

Goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.

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

The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. Assumptions are made about interest rates in calculating the discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge.

Program Participation Costs.  Program Participation Costs consist of incentives that we provide to OEMs in connection with their selection of our products for installation on aircraft. Prior to the completion of the FAA-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, we do not receive revenue from the OEM for wheel and brake parts, and we do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.

We (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM (i) agrees to purchase parts for newly-produced aircraft exclusively from us, and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

These types of costs vary from year to year and our levels of spending may increase or decrease as the business base dictates. Program Participation Costs assets are assessed for recoverability in accordance with SFAS No. 144.

The Predecessor consolidated financial statements included in this Annual Report (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

Warranty.  Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. As of December 31, 2005, 2004 and 2003, our warranty liability was $12.7 million, $12.9 million and $13.9 million, respectively.

Pension and Other Postretirement Benefits.  We have significant pension and postretirement benefit costs and liabilities. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rates of increase in health care costs, total and involuntary turnover rates and rates of future compensation increases. In addition, our actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension and postretirement benefits expense we have recorded or may record. See Note 11 to the consolidated financial statements contained in this Annual Report for a disclosure of our assumptions.

Revenue Recognition.  Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, and collection of the related receivable is probable.

Results of Operations

On November 18, 2004, K&F acquired K&F Industries for cash of $1.06 billion. The amounts below for the year ended December 31, 2004 represent a combination of the results of operations for the Predecessor period (January 1, 2004 through November 17, 2004) with the results after the Acquisition (November 18, 2004 through December 31, 2004). Our consolidated financial statements for all periods after November 17, 2004: (i) utilize a different accounting treatment for Program Participation Costs than that used in the periods prior to the Acquisition and (ii) reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See “— Critical Accounting Policies and Estimates — Program Participation Costs” and Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

The following table sets forth, for the periods indicated, certain operating data of the Company:

		January 1,	November 18,
	Year Ended	2004 through	2004 through	Year Ended	Year Ended
	December 31,	November 17,	December 31,	December 31,	December 31,
	2005	2004	2004	2004(a)	2003
		(Predecessor)		(Combined)	(Predecessor)
	(In thousands)

Net Sales	$384,630	$299,868	$53,448	$353,316	$342,818
Cost of sales(b)	215,710	174,223	33,315	207,538	197,812

Gross profit	168,920	125,645	20,133	145,778	145,006
Independent research and development	15,974	12,048	1,770	13,818	14,936
Selling, general and administrative expenses	37,621	27,650	4,519	32,169	30,499
Amortization of intangible assets	10,753	4,196	1,440	5,636	4,264
Acquisition expenses(c)	—	101,533	5,350	106,883	—

Operating income (loss)	104,572	(19,782)	7,054	(12,728)	95,307
Interest expense, net	68,107	34,287	8,197	42,484	44,186

Income (loss) before income taxes	36,465	(54,069)	(1,143)	(55,212)	51,121
Income tax (provision) benefit	(12,847)	25,082	862	25,944	(10,488)

Net income (loss)	$23,618	$(28,987)	$(281)	$(29,268)	$40,633

(a)	The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004), to facilitate comparison with prior and subsequent years.

(b)	As a result of the Acquisition and the change in accounting for Program Participation Costs, cost of sales includes (excludes) the following:

		January 1,	November 18,
	Year Ended	2004 through	2004 through	Year Ended
	December 31,	November 17,	December 31,	December 31,
	2005	2004	2004	2004(1)
		(Predecessor)		(Combined)
	(In thousands)

Non-recurring inventory purchase accounting adjustments	$12,084	$—	$6,748	$6,748

Amortization of Program Participation Costs	3,955	—	247	247

Additional depreciation due to step-up of fixed assets	3,317	—	281	281

Capitalization of Program Participation Costs	(26,302)	—	(2,787)	(2,787)

Net (reduction) increase in costs of sales	$(6,946)	$—	$4,489	$4,489

(1)	See Note(a) above.

(c)	Our results of operations for the period from January 1, 2004 through November 17, 2004 and from November 18, 2004 through December 31, 2004 include one-time charges of $101.5 million and $5.4 million, respectively. These charges were a result of the Acquisition, and are as follows:

	January 1,	November 18,
	2004 through	2004 through	Year Ended
	November 17,	December 31,	December 31,
	2004	2004	2004
	(Predecessor)		(Combined)
	(In thousands)

Compensation costs recognized for the cancellation of stock options	$46,156	$—	$46,156
Premiums paid to redeem the 9 5/8% senior subordinated notes due 2010 and the 9 1/4% senior subordinated notes due 2007	45,282	—	45,282
Write-off of debt issuance costs associated with the redemption of the 9 5/8% senior subordinated notes due 2010 and the 9 1/4% senior subordinated notes due 2007	6,551	—	6,551
Professional fees and other expenses	3,544	—	3,544
Write-off of interim loan facility commitment fee and other fees and expenses	—	5,350	5,350

	$101,533	$5,350	$106,883

Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

Our sales for the year ended December 31, 2005 totaled $384.6 million, reflecting an increase of $31.3 million, compared with $353.3 million for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $26.0 million and Engineered Fabrics of $5.3 million.

Commercial transport sales at Aircraft Braking Systems increased $7.8 million, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9, the Embraer ERJ-170 and the Fokker F-100 programs, partially offset by lower sales on the Boeing MD-80 and Bombardier CRJ-100/200 programs. General aviation sales increased $9.2 million, primarily due to higher sales of wheels and brakes on Raytheon, Dassault and Gulfstream aircraft. Military sales increased $9.0 million, primarily due to higher sales of wheels and brakes on the Lockheed Martin F-117 and C-130 and AIDC IDF programs, partially offset by lower sales on the Lockheed Martin F-16 program. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing CH-47, Sikorsky UH-60 Blackhawk and Pratt & Whitney CH-124 programs, partially offset by lower shipments on the Northrop Grumman F-18 and Boeing KC-10 programs. In addition, sales increased for interior panels for Sikorsky helicopters.

Our gross profit increased by $23.1 million to $168.9 million, or 43.9% of sales for the year ended December 31, 2005, compared with $145.8 million, or 41.3% of sales for the same period in the prior year. This increase was primarily attributable to our change in accounting for Program Participation Costs (see table below) that resulted in our recording expenses relating to Program Participation Cost of $16.5 million in 2005 as compared with $32.5 million in 2004 and the higher sales volume in 2005, partially offset by a non-recurring charge recorded in 2005 (relating to an inventory purchase accounting adjustment for the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition) amounting to $5.3 million net (which is the difference between $12.1 million that was charged to cost of sales in 2005 and $6.7 million charged to cost of sales in 2004 for this item), higher depreciation of $3.0 million relating to purchase accounting allocations and $2.4 million of non-recurring non-cash income included in the prior year period.

The following table provides additional information detailing Program Participation Costs:

	Year Ended
	December 31,
	2005	2004
	(In thousands)

Gross Program Participation Costs	$38,860	$35,043
Amount capitalized during period	(26,302)	(2,787)
Amortization of Program Participation Costs	3,955	247

Program Participation Costs expensed in period	$16,513	$32,503

Aircraft Braking Systems gross profit was $156.4 million, or 48.9% of sales for the year ended December 31, 2005, compared with $133.6 million, or 45.4% of sales for the prior year. Aircraft Braking Systems gross margin increased primarily due to lower expensed Program Participation Costs (due to the change in accounting) and the overhead absorption effect relating to the higher sales, partially offset by a higher charge in 2005 relating to the inventory purchase accounting adjustments, higher depreciation expense and the non-recurring non-cash income recorded in the prior year, all discussed above. Engineered Fabrics gross profit was $12.5 million or 19.2% of sales for the year ended December 31, 2005, compared with $12.2 million, or 20.6% of sales for the same period in the prior year. Engineered Fabrics gross margin decreased primarily due to an unfavorable mix of products sold and a higher charge in 2005 relating to the inventory purchase accounting adjustments, partially offset by the overhead absorption effect relating to the higher sales.

Independent research and development costs were $16.0 million for the year ended December 31, 2005, compared with $13.8 million for the prior year. This increase was primarily due to higher costs on China’s AVIC 1 ARJ-21 regional jet and higher expenditures on our electric brake technology and various other development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses increased by $5.5 million during the year ended December 31, 2005, compared with the prior year. This increase was primarily due to a $5.0 million charge recorded in 2005, relating to the amendment of our management services agreement with Aurora Management Partners LLC and costs associated with the implementation of our productivity enhancement program, partially offset by lower compensation costs.

Amortization expense increased by $5.1 million during the year ended December 31, 2005, as compared with the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased by $25.6 million for the year ended December 31, 2005, as compared with the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition, interest, redemption premiums and the write-off of unamortized debt issuance costs relating to the Senior PIK Notes which were not outstanding in the prior year and interest on the Senior Preferred Stock issued in connection with the Acquisition on November 18, 2004. This increase was partially offset by gains related to fair value adjustments for our interest rate swaps.

Our effective tax rate of 35.2% for the year ended December 31, 2005 differs from the statutory rate of 35% due to a net increase in our tax reserves, partially offset by tax benefits derived from export sales and a reduction in our effective state tax rate. Our effective tax rate of (47.0)% for the year ended December 31, 2004 differs from the statutory rate of (35)% primarily due to the reversal of prior years’ tax reserves no longer needed and tax benefits derived from export sales.

Comparison of Results of Operations for the Years Ended December 31, 2004 and December 31, 2003

Our sales for the year ended December 31, 2004 totaled $353.3 million, reflecting an increase of $10.5 million, compared with $342.8 million for the prior year. This increase was due to higher sales at Aircraft Braking Systems of $6.3 million and higher sales at Engineered Fabrics of $4.2 million.

Commercial transport sales at Aircraft Braking Systems increased $14.4 million, primarily on the Bombardier CRJ-700, the Embraer ERJ-170 and a number of Boeing programs, including the MD-90, MD-80, DC10 and DC9, partially offset by lower sales on the Boeing 707 program. General Aviation sales increased $7.3 million, primarily on Gulfstream, Lear and Israeli Aircraft Industries aircraft. Military sales decreased $15.4 million, primarily on the Lockheed Martin C-130 and F-16, the Boeing B-1B and the Northrop Grumman F-14 programs.

Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing F-15, the Northrop Grumman T-38 and the Sikorsky UH-60 Blackhawk programs and higher sales of iceguards on the Bell/Boeing V-22 program, partially offset by lower sales of oil containment booms.

Our gross margin for the year ended December 31, 2004 was 41.3%, compared with 42.3% for the prior year. Aircraft Braking Systems’ gross income was $133.6 million, or 45.4% of sales, for the year ended December 31, 2004, compared with $132.8 million, or 46.2% of sales, for the prior year. Engineered Fabrics’ gross income was $12.2 million, or 20.6% of sales, for the year ended December 31, 2004, compared with $12.2 million, or 22.1% of sales for the prior year.

Aircraft Braking Systems’ gross margin decreased primarily due to a charge of $6.3 million, resulting from inventory purchase accounting adjustments arising out of the Acquisition and higher expensed Program Participation Costs, which were partially offset by a favorable mix of products sold, lower operating costs and the favorable overhead absorption effect relating to the higher sales. Engineered Fabrics’ gross margin decreased primarily due to an unfavorable mix of products sold and a charge of $0.4 million, resulting from inventory purchase accounting adjustments arising out of the Acquisition, which were partially offset by the overhead absorption effect relating to the higher sales.

Independent research and development costs were $13.8 million for the year ended December 31, 2004, compared with $14.9 million for the prior year. This decrease was primarily due to lower costs associated with the Embraer ERJ-170 and various other programs, which were partially offset by higher costs on the Chinese AVIC 1 ARJ-21 and Dassault Falcon 7X programs.

Selling, general and administrative expenses were $32.2 million for the year ended December 31, 2004 compared with $30.5 million for the prior year. This increase was primarily due to higher performance-related incentive compensation.

Amortization expense was $5.6 million for the year ended December 31, 2004, compared with $4.3 million for the prior year. This increase was due to fair value accounting for intangible assets related to the Acquisition, which will increase annual amortization expense by approximately $3.0 million.

Acquisition expenses were $106.9 million during the year ended December 31, 2004. These charges were a result of the Acquisition and related financing transactions.

Our net interest expense was $42.5 million for the year ended December 31, 2004 compared with $44.2 million for the prior year. This decrease was primarily due to a lower average debt balance prior to the Acquisition. This decrease was partially offset by higher interest expense associated with the increased debt levels in connection with the Acquisition and dividends on our senior preferred stock (which are treated as interest expense).

Our effective tax rate of (47.0)% for the year ended December 31, 2004 differs from the statutory rate of (35)% primarily due to the reversal of prior years’ tax reserves no longer needed and tax benefits derived from export sales. Our effective tax rate of 20.5% for the year ended December 31, 2003 differs from the statutory rate of 35% due to reversal of prior years’ tax reserves no longer needed, utilization of state net operating losses, tax benefits derived from export sales, available tax credits and a favorable foreign tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $34.8 million at December 31, 2005, compared with $15.0 million at December 31, 2004. Our total debt was $766.6 million at December 31, 2005 and $790.6 million at December 31, 2004. We prepaid $24.0 million of long-term debt during the year ended December 31, 2005. We had $48.3 million (which is net of letters of credit of $1.7 million) available to borrow under our $50.0 million revolving credit facility.

In February 2005, K&F issued $55.0 million Senior PIK Notes. K&F used the proceeds of the Senior PIK Notes to redeem a portion of its Senior Preferred Stock.

In April and May 2005, K&F received approximately $41.6 million in net proceeds from private placement offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its junior preferred stock. K&F used the proceeds for these offerings to redeem the remaining Senior Preferred Stock.

On August 12, 2005, K&F consummated an underwritten public offering of 18,000,000 shares of common stock at a price to the public of $17.50 per share. After payment of the underwriting discount and other transaction expenses, K&F received approximately $291.4 million in net proceeds. K&F used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 was used to redeem all of the outstanding shares of junior preferred stock; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital.

As part of the underwriting, K&F granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F used the net proceeds to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital. In addition, on September 12, 2005, K&F paid a special stock dividend, consisting of 1,990,100 shares of common stock that were not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This may also be affected by events beyond our control, including general economic, financial, competitive, legislative, regulatory and other factors as well as the factors described in “Risk Factors.”

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make Program Participation Costs and fund strategic acquisitions. We expect that the primary source of funds for conducting our business activities and servicing our indebtedness will be cash generated from operations.

Our management believes that our cash on hand, together with cash from operations of K&F Industries and subsidiaries and, if required, borrowings under the revolving credit facility of K&F Industries’ credit facility, will be sufficient for our short-term and long-term cash requirements.

Credit Facility

The term loan outstanding under K&F Industries’ credit facility, as amended, is repayable in nominal quarterly installments for the first seven years, and thereafter in substantial quarterly installments during the eighth year. The revolving credit portion of K&F Industries’ credit facility is available, subject to certain conditions, for K&F Industries’ and its subsidiaries’ general corporate purposes and for certain other permitted transactions. A portion of the revolving credit facility is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of K&F Industries’ and its subsidiaries’ assets and is guaranteed by its direct and indirect domestic subsidiaries and by Intermediate Holdco.

Borrowings under the credit facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.50% with respect to the base rate loans and 2.50% with respect to eurodollar loans. The applicable margin for the term loan facility is currently 1.25% with respect to base rate loans and 2.25% with respect to eurodollar loans. Upon the occurrence of any payment default, all outstanding amounts under the credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. K&F Industries is also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit. The weighted average interest rate on outstanding indebtedness under the credit facility was 6.6% at December 31, 2005.

The credit facility contains customary representations and warranties, covenants and conditions to borrowing.

The credit facility contains a number of negative covenants that limit K&F Industries and its subsidiaries from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, making capital expenditures, creating any liens on ours or our subsidiaries’ assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates. The credit facility also limits the amount of cash and non-cash Program Participation Costs provided to manufacturers during the development of an aircraft platform that K&F Industries may make, but we do not expect that this restriction will materially impact our anticipated future operations.

The credit facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio, at levels specified in the credit agreement which become more restrictive over time. As of December 31, 2005, we were in compliance with all covenants. At December 31, 2005, our actual consolidated cash interest ratio was 2.40 to 1 versus 1.65 to 1, as required by the credit agreement, and our actual consolidated leverage ratio was 5.98 to 1 versus 7.75 to 1, as required by the credit agreement.

7 3/4% Notes

On November 18, 2004, K&F Industries issued $315.0 million aggregate principal amount of 7 3/4% senior subordinated notes due 2014. Interest is payable on May 15 and November 15 of each year, beginning on May 15, 2005. These notes will mature on November 15, 2014. These notes are K&F Industries’ general unsecured obligations, are subordinated to its senior indebtedness and rank pari passu with its future senior subordinated indebtedness, if any. The notes are guaranteed by all of K&F Industries’ domestic subsidiaries. The guarantees are subordinated to the senior indebtedness of K&F Industries’ guarantor subsidiaries and rank pari passu with the future senior subordinated indebtedness, if any, of K&F Industries’ guarantor subsidiaries. The notes are not guaranteed by any of K&F Industries’ foreign subsidiaries and are structurally junior to the indebtedness and other liabilities of such foreign subsidiaries.

The indenture governing these notes contains certain events of default and agreements which are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, and sale of substantially all assets by K&F Industries, incurrence of indebtedness, restricted payments, liens and sale and leaseback transactions by K&F Industries or its subsidiaries. The terms of the indenture also significantly restrict K&F Industries and its subsidiaries from paying dividends and otherwise transferring assets to K&F or Intermediate Holdco. As of December 31, 2005, we were in compliance with all covenants.

Our ability to comply with the indenture governing the 7 3/4% senior subordinated notes issued by K&F Industries and the credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions and are subject to the other risks described under “Risk Factors.” The breach of any of these covenants or restrictions could result in a default under one or more of our debt agreements. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we were unable to repay debt, lenders having secured obligations like the lenders under the credit facility could proceed against the collateral securing that debt.

Cash Flow

The following table sets forth, for the periods indicated, certain information regarding our cash flows:

		January 1,	November 18,
	Year Ended	2004 through	2004 through	Year Ended	Year Ended
	December 31,	November 17,	December 31,	December 31,	December 31,
	2005	2004	2004	2004(a)	2003
		(Predecessor)		(Combined)	(Predecessor)
	(In thousands)

Cash flows provided by (Used In):
Operating activities	$67,476	$55,623	$(3,487)	$52,136	$47,197
Investing activities	(27,599)	(2,902)	(695,902)	(698,804)	(5,468)
Financing activities	(20,070)	—	637,213	637,213	(40,000)

(a)	The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004) to facilitate comparisons, with prior and subsequent years.

During the year ended December 31, 2005, net cash provided by operating activities amounted to $67.5 million, compared with $52.1 million for the same period in the prior year. Our cash flow from operating activities increased from the prior year primarily due to receipt of a $15.4 million income tax refund relating to expenses incurred in connection with the Acquisition, lower income tax payments and lower upfront cash Program Participation Costs, partially offset by higher increases in inventory and accounts receivable. During the year ended December 31, 2004, net cash provided by operating activities amounted to $52.1 million, compared with $47.2 million for the prior year, an increase of $4.9 million. Our cash flows from operating activities increased from the prior year primarily due to lower interest payments of $6.9 million and payments made in 2003 to the holders of K&F Industries’ common stock options in connection with the 2002 recapitalization, partially offset by $5.4 million of costs relating to an interim loan commitment fee paid in connection with the Acquisition, which was written-off.

During the year ended December 31, 2005, net cash used in investing activities amounted to $27.6 million due to capital expenditures of $12.8 million and the payment of $14.8 million of deferred purchase price related to the Acquisition. During the year ended December 31, 2004, net cash used in investing activities amounted to $698.8 million due to $694.1 million relating to the Acquisition and $4.7 million for capital expenditures. The increase in capital expenditures in 2005 versus 2004 is primarily due to construction of our new cabon manufacturing facility in Danville, Kentucky. During the year ended December 31, 2003, net cash used in investing activities amounted to $5.5 million for capital expenditures. Capital spending for the year ending December 31, 2006 is expected to be approximately $19.0 million as we continue to build and furnish our carbon manufacturing facility in Danville, Kentucky.

During the year ended December 31, 2005, net cash used by financing activities amounted to $20.1 million due to the redemption of all our Senior Preferred Stock, plus accrued dividends, the redemption of all of our junior preferred stock, plus accrued dividends, payment of $110.7 million of common stock dividends, redemption of $55.0 million of Senior PIK Notes, the payment of $24.0 million of long-term debt and payment of $2.4 million for debt issuance costs, partially offset by the issuance in April and May 2005 of approximately $41.6 million of common stock and approximately $51.0 million of junior preferred stock, net proceeds from the issuance of common stock to the public of $303.0 million, and the issuance in February 2005 of $55.0 million of Senior PIK Notes. During the year ended December 31, 2004, net cash provided by financing activities amounted to $637.2 million due to the Acquisition. During the year ended December 31, 2003, net cash used in financing activities amounted to $40.0 million due to the prepayment of $40.0 million of our 9 1/4% senior subordinated notes.

Contractual Obligations

The following represents our contractual commitments consisting of our scheduled debt maturities, scheduled interest payments, letters of credit, purchase commitments, non-cancelable operating lease commitments and employment contracts, subsequent to December 31, 2005:

	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Scheduled debt maturities	$766.6	$11.0	$5.6	$9.6	$740.4
Scheduled interest payments*	403.4	53.8	107.4	107.2	135.0
Letters of credit	1.7	—	—	1.7	—
Purchase commitments**	55.6	55.0	0.6	—	—
Operating lease commitments	9.4	1.9	2.4	1.4	3.7
Employment contracts	5.5	2.5	2.4	0.6	—

	$1,242.2	$124.2	$118.4	$120.5	$879.1

*	Assumes that the variable interest rate on our borrowings under the credit facility remains constant at 6.6%, the weighted average variable rate that was in effect on December 31, 2005.

**	Represents the value of purchase orders placed with vendors for materials and equipment.

Our funding policy is to contribute cash to our pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this minimum requirement, we made no contributions in 2005 and do not expect to make any in 2006. We made $0.5 million of contributions related to our supplemental executive retirement plan in 2005 and expect to make the same in 2006. Our minimum pension liability was $54.3 million and $48.2 million at December 31, 2005 and 2004, respectively. We made approximately $5.0 million in contributions to our postretirement health care and life insurance benefit plans in 2005 and expect to contribute approximately the same amount in 2006.

Program Participation Costs

As discussed above in “— Critical Accounting Policies and Estimates — Program Participation Costs,” we may provide cash payments and free or discounted products to an OEM in connection with the OEM’s selection of our products for installation on the OEM’s aircraft. We provide these cash payments and free or discounted products pursuant to a supply contract that we sign with an OEM approximately two to three years before the OEM has completed the parts certification process with the FAA. Under these arrangements, we make cash payments to the OEM over the two to three year development period as the development milestones specified in the supply contract are met (for example, the production of the aircraft certification hardware and the aircraft’s first flight). We also supply free and discounted products during this two to three year development period as well as during the production period for these aircraft. For most of our programs, we do not begin to generate revenue until approximately 12-18 months after the completion of the FAA certification process, or approximately three to four and one-half years after the execution of the supply contract with the OEM.

Pension and Postretirement Benefits

Pension Benefits

We provide pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant’s years of service, and for the salary plan level of compensation as well. The salaried plan also includes voluntary employee contributions. We also provide benefits to highly compensated individuals through our supplemental executive retirement plan.

Our funding policy is to contribute cash to our pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this, we made no contributions in 2005 and do not expect to make any in 2006. We made $0.5 million of contributions related to our supplemental executive retirement plan in 2005 and expect to make the same in 2006.

The value of our plan assets has increased to approximately $104.8 million at December 31, 2005, from approximately $102.3 million at December 31, 2004, as a result of market gains on our plan assets in 2005, partially offset by benefit payments.

Our pension liability was $54.3 million and $48.2 million at December 31, 2005 and 2004, respectively.

Our pension expense was $3.7 million, $7.6 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in pension expense in 2005 as compared with 2004 was primarily due to the recognition of all actuarial losses, as a result of fair value accounting associated with the Acquisition.

The annual pension expense was calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate of Return on Assets

In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firm , including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our most recent four year compounded returns, which have been in excess of our forward-looking return expectations. Our current asset manager has invested our pension assets over the last four years.

The expected long-term rate of return determined on this basis was 9.0% in 2005. We anticipate that our pension assets will generate long-term returns on assets of at least 9.0%. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10% and 40% in fixed income, with an expected long-term rate of return on assets of 7%.

Our actual asset allocation as of December 2005 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

We believe that 9.0% is a reasonable long-term rate of return on assets. Our plan assets had a rate of return of 8.8% for 2005.

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2005, 2004 and 2003, pension expense would have increased by approximately $0.5 million in each of 2005, 2004 and 2003. Our funding requirements would not have been affected in 2005, 2004 and 2003.

Discount Rate

We determine our discount rate by analyzing the changes in high-quality fixed income investments, such as Moody’s AA Corporate Bonds, in the past year.

In addition we produce a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by SFAS No. 87. For active participants, service is projected to the end of 2005 and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the yields from a selection of high quality corporate bonds. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the selected investment grade bond rates. The discount rate determined on this basis decreased to 5.75% as of December 31, 2005 from 6.0% as of December 31, 2004.

If we had decreased the expected discount rate by 0.5% in 2005, 2004 and 2003, pension expense would have increased by approximately $0.2 million, $0.7 million and $0.8 million, respectively.

PWe will continue to evaluate all of our actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we will make and various other factors related to the populations participating in the pension plans.

Unrecognized Actuarial Loss

Our unrecognized actuarial loss is approximately $6.8 million for our pension plans as of December 31, 2005. The unrecognized actuarial losses are primarily related to the effect of the decrease in the discount rate from 6.0% as of December 31, 2004 to 5.75% as of December 31, 2005, as well as small amounts resulting from demographic changes. If discount rates continue to decline and our actual return on assets is lower than our expected return on assets, the unrecognized actuarial loss will increase, resulting in higher pension expense in the future. However, if discount rates begin to rise and our actual return on assets is higher than our expected return on assets, the unrecognized actuarial loss will decrease, resulting in lower pension expense in the future.

Postretirement Benefits

We provide postretirement health care and life insurance benefits for all eligible employees and their dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of our pension plans. The health care plans are generally contributory and the life insurance plans are generally non-contributory.

In accordance with SFAS No. 106, we accrue the costs of such benefits during the employees’ active years of service.

Our postretirement expense was approximately $7.2 million, $3.5 million and $6.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in expense in 2005 as compared with 2004 was primarily due to recognition of prior service cost, as a result of fair value accounting associated with the Acquisition. The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate range used to calculate the 2005 postretirement expense was 10.25% in 2005 and trending down to 5.0% for 2012 and thereafter. A 1% increase in the assumed health care cost trend rate would increase 2005 postretirement benefit costs and the benefit obligation by approximately $0.9 million and $11.5 million, respectively.

Effective January 1, 2005, we will not contribute to the cost of retiree-medical benefits for new employees hired on or after such date.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or “FASB” issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of Accounting Principles Board, or “APB” Opinion No. 20 and SFAS No. 3.” SFAS No 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronoucement in the unusual instance that the pronoucement does not include specific transition provisions. SFAS No. 154 became effective for us on January 1, 2006. The adoption of SFAS No. 154 is not expected to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123. The revised statement, SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments and requires expensing of all such payments at fair value. Currently, we grant stock options and other equity-based compensation to our employees and disclose the pro forma effect of compensation expense had we applied the provisions of SFAS No. 123 in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Under SFAS No. 123R, we will be required to record this compensation expense in our results of operations. In March 2005, the Securities and Exchange Commission, or the “SEC” released Staff Accounting Bulletin No. 107, “Share-Based Payment,”

which expresses the views of the SEC regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC approved a rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for us beginning in the first quarter of 2006. The Statement provides generally that public entities adopt the Statement on a modified prospective basis for awards granted, vested, modified or settled after the effective date of the Statement. The Statement also permits public entities to adopt the Statement on a modified retrospective basis, under which prior years would be restated as if the Company had adopted the original Statement, when it became effective. Upon adoption on January 1, 2006, we anticipate that we will utilize the modified prospective method such that prior periods will not be restated. Management currently estimates that the incremental impact to annual stock-based compensation expense in 2006 will result in a reduction to income before income taxes of approximately $0.6 million.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 or the “Act,” was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary’s annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

In May 2004, the FASB issued FASB Staff Position, or “FSP” No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act,” which supersedes FSP No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

As of December 31, 2003, we had elected to defer any accounting for the effects of the Act pursuant to FSP No. 106-1. We adopted FSP No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. We and our actuarial advisors determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. We remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation, or “APBO” as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by $10.5 million.

The decrease in the APBO was treated as a gain, which was amortized from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the results of operations for the year ended December 31, 2004, as a result of the Act and the adoption of FSP No. 106-2.

Year Ended
December 31,
2004
(In thousands)

Service cost	$205
Interest cost	660
Recognized actuarial gain	715

Net periodic postretirement benefit	$1,580

Other

The Company’s net income and diluted earnings per share for 2005 of $23.6 million and $0.56, respectively, reported herein differ from the Company’s previously reported unaudited $22.7 million and $0.52 per diluted share because of final closing adjustments relating to non-cash gains resulting from fair value accounting for the

Company’s interest rate swaps. These closing adjustments also resulted in net income and diluted earnings per share for the fourth quarter of $14.9 million and $0.37, respectively, as compared to the previously reported unaudited $13.9 million and $0.35. The previous results were indicated in a press release dated March 15, 2006.

Inflation

A majority of our sales are conducted through annually established price lists and long-term contracts. The effect of inflation on our sales and earnings is minimal because the selling prices of those price lists and contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had $315.6 million of total fixed rate debt and $451.0 million of variable rate debt outstanding at December 31, 2005. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.4 million.

As required by the credit facility, K&F Industries has entered into the following interest rate hedges:

•	a three month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million and increasing to $161.2 million;

•	a swap arrangement for a portion of our term loans from a variable three month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swap arrangement is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap arrangement; and

•	a swap arrangement for a portion of our term loans from a variable three month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

The three month LIBOR interest rate at December 31, 2005 was 4.536%.

The carrying amount of the interest rate cap was recorded as a long-term asset of $87,000 and $365,000 on the balance sheet and the change in its fair value of $278,000 and $5,000 was recorded in the statements of operations in interest expense in 2005 and 2004, respectively.

The fair value of the interest rate swaps at December 31, 2005 was $1.4 million which was recorded as a long-term asset on the balance sheet and as a reduction to interest expense in the statement of operations.

We have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

See the financial statements, together with the auditors’ reports thereon, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives, except for the accounting and reporting for income taxes.

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

There was no change to our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names of the executive officers of K&F and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in K&F’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after K&F’s fiscal year end of December 31, 2005 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information set forth under “Election of Directors”

•	Information set forth under “Corporate Governance Guidelines”

•	Information set forth under “Management” and “Director Compensation”

•	Information set forth under “Securities Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.	Executive Compensation

Information set forth under “Executive Compensation” and under “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information set forth under “Securities Ownership of Certain Beneficial Owners and Management” and under “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information set forth under “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information set forth under “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page

1.	K&F Industries Holdings, Inc. — Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the year ended December 31, 2005, for the period from November 18, 2004 through December 31, 2004, the period from January 1, 2004 through November 17, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)
F-3

Consolidated Statements of Stockholders’ Equity (Deficiency) for the year ended December 31, 2005, for the period from November 18, 2004 through December 31, 2004, the period from January 1, 2004 through November 17, 2004 (Predecessor) and for the Year Ended December 31, 2003(Predecessor)
F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2005, for the period from November 18, 2004 through December 31, 2004, the period from January 1, 2004 through November 17, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)
F-5
	Notes to Consolidated Financial Statements	F-6
2.	Financial Statement Schedule:
	Schedule I Condensed Financial Information of Registrant	S-1

All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.1 through 10.7, 10.9 through 10.12, 10.14 through 10.20 and 10.27 are management contracts or compensation plans.

3.	Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Purchase Agreement dated as of October 15, 2004, entered into by and among K&F Industries Holdings, Inc. (“K&F Holdings”) (formerly K&F Parent, Inc. and AAKF Acquisition, Inc.), K&F Industries, Inc. (“K&F Industries”) and the stockholders of K&F Industries(1).
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant(5).
3.2	—	Amended and Restated By-Laws of the Registrant(5).
4.2	—	Supplemental Indenture dated as of November 8, 2004 for the 9 1/4% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee(3).
4.3	—	Indenture dated as of December 20, 2002 for the 9 5/8% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee(3).
4.4	—	Supplemental Indenture dated as of November 8, 2004 for the 9 5/8% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee(3).
4.5	—	Indenture dated as of November 18, 2004 between K&F Acquisition, Inc., and U.S. Bank National Association, as Trustee(1).

Exhibit
Number			Description of Exhibit

4.6		—	First Supplemental Indenture dated as of November 18, 2004 between K&F Industries and U.S. Bank National Association, as Trustee(3).
4.7		—	Second Supplemental Indenture dated as of November 18, 2004 among Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, Aircraft Braking Services, Inc. and U.S. Bank National Association, as Trustee(3).
10.1		—	Employment Agreement dated as of November 15, 2004 between K&F Industries and Bernard L. Schwartz(3).

10.2		—	Employment Agreement dated as of November 15, 2004 between K&F Industries and Kenneth Schwartz(3).

10.3		—	Employment Agreement dated as of November 9, 2004 between K&F Industries and Dirkson R. Charles(3).
10.4		—	Employment Agreement dated as of November 18, 2004 between K&F Industries and Ronald Kisner(3).
10.5		—	Employment Agreement dated as of November 18, 2004 between K&F Industries and Frank P. Crampton(3).
10.6		—	Management Services Agreement dated as of November 18, 2004 by and among K&F Holdings, K&F Industries and Aurora Management Partners LLC(3).
10.7		—	Airplane Use and Reimbursement Agreement dated as of November 18, 2004 by and between K&F Industries and Bernard L. Schwartz(3).
10.8		—	Credit Agreement, dated as of November 18, 2004, among K&F Intermediate Holdco, Inc., a Delaware corporation, K&F Acquisition, Inc., a Delaware corporation as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement as the Lenders, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as Advisors, J.P. Morgan Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P. and Citigroup Global Markets Inc., as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent(1).
10	.9*	—	K&F Industries, Inc. Retirement Plan for Salaried Employees.
10	.10*	—	K&F Industries, Inc. Savings Plan for Salaried Employees.
10.11		—	K&F Industries, Inc. Executive Deferred Bonus Plan(2).
10.12		—	K&F Industries, Inc. Supplemental Executive Retirement Plan(2).
10.13		—	Registration Rights Agreement, dated as of November 18, 2004 by and among K&F Acquisition, Lehman Brothers Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc., and J.P. Morgan Securities Inc(1).
10.14		—	K&F Industries, Inc. Supplemental Executive Retirement Plan, as amended(2).
10.15		—	Registrant’s 2004 Stock Incentive Plan(3).
10.16		—	Form of Management Non-Qualified Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.17		—	Form of Management Incentive Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.18		—	Form of Non-Qualified Aurora Advisor Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.19		—	Form of Non-Qualified Director Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.20		—	Consulting Agreement dated as of February 14, 2005 by and between Bernard L. Schwartz and K&F Industries(3).
10.21		—	Securityholders Agreement, dated as of November 18, 2004 among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.22		—	Amendment No. 1, dated as of December 27, 2004, to Securityholders Agreement among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.24		—	Noncompetition Agreement, dated as of November 18, 2004 by and among AAKF Acquisition, Inc. (as predecessor-in-interest to the Registrant), K&F Industries, Inc. and Bernard L. Schwartz(4).
10.25		—	Amendment No. 2, dated as of April 27, 2005, to Securityholders Agreement among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.26		—	Form of Director and Officer Indemnification Agreements(5).
10.27		—	Amended and Restated 2004 Stock Incentive Plan(6).

Exhibit
Number			Description of Exhibit

10.28		—	Amended and Restated Management Services Agreement dated as of August 12, 2005 by and among the Registrant, K&F Industries, Inc. and Aurora Management Partners LLC(6).
10.29		—	First Amendment, dated as of October 17, 2005, among K&F Intermediate Holdco, Inc., K&F Industries as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as the Lenders, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as exclusive advisors, joint lead arrangers and joint bookrunners, J.P. Morgan Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citigroup Global Markets Inc., as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent(7).
12.1		—	Statement regarding computation of ratio of earnings to fixed charges(5).
21.1		—	Subsidiaries of the Registrant(5).
24	.1*	—	Powers of Attorney (included as part of the signature pages to this registration statement).
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an exhibit to K&F Industries’ Current Report on Form 8-K dated November 23, 2004 and incorporated herein by reference.

(2)	Previously filed as an exhibit to K&F Industries’ Registration Statement on Form S-4, No. 333-102658 and incorporated herein by reference.

(3)	Previously filed as on exhibit to K&F Industries’ Registration Statement on Form S-4, No. 333-122672 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-124870 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-125117 and incorporated by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report of Form 8-K dated August 12, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K&F INDUSTRIES HOLDINGS, INC.

By:	/s/ Kenneth M. Schwartz
Kenneth M. Schwartz
President, Chief Executive Officer and Director

Date: March 31, 2006

We, the undersigned directors and officers of K&F Industries Holdings, Inc., hereby severally constitute Kenneth M. Schwartz and Ronald H. Kisner, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Bossidy Lawrence A. Bossidy	Chairman of the Board	March 31, 2006

/s/ Kenneth M. Schwartz Kenneth M. Schwartz	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ Dirkson R. Charles Dirkson R. Charles	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2006

/s/ Dale F. Frey Dale F. Frey	Director	March 31, 2006

/s/ Thomas A. Johnson Thomas A. Johnson	Director	March 31, 2006

/s/ John T. Mapes John T. Mapes	Director	March 31, 2006

/s/ Gerald L. Parsky Gerald L. Parsky	Director	March 31, 2006

/s/ J. Thomas Zusi J. Thomas Zusi	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
K&F Industries Holdings, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of K&F Industries Holdings, Inc. (formerly K&F Parent, Inc.) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2005, the period from November 18, 2004 to December 31, 2004 (“Successor Company operations”), the period from January 1, 2004 to November 17, 2004 and the year ended December 31, 2003 (“Predecessor Company operations”). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above, present fairly, in all material respects, the financial position of K&F Industries Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from November 18, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above, present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2004 to November 17, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 30, 2006

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$34,816,000	$15,009,000
Accounts receivable — net	47,586,000	42,333,000
Inventory	53,979,000	61,247,000
Deferred income taxes and other current assets	19,222,000	4,173,000

Total current assets	155,603,000	122,762,000

Property, plant and equipment — net	101,885,000	99,592,000
Other long-term assets	1,490,000	351,000
Debt issuance costs — net	22,517,000	28,768,000
Program participation costs — net	201,023,000	51,778,000
Intangible assets — net	58,546,000	195,196,000
Goodwill	841,049,000	856,668,000

Total assets	$1,382,113,000	$1,355,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,223,000	$15,030,000
Current portion of long-term debt	11,018,000	—
Interest payable	5,171,000	3,505,000
Note payable	—	14,773,000
Income taxes payable	8,161,000	3,678,000
Other current liabilities	49,141,000	46,420,000

Total current liabilities	91,714,000	83,406,000

Pension liabilities	54,348,000	48,248,000
Deferred income tax liabilities	37,935,000	18,951,000
Postretirement benefit obligations other than pensions	92,625,000	92,269,000
Other long-term liabilities	5,491,000	5,180,000
Long-term debt	755,559,000	790,577,000
Senior preferred stock subject to mandatory redemption	—	94,196,000
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value — authorized, 20,000 shares; issued and outstanding, 0 shares and 12,250 shares at December 31, 2005 and 2004, respectively	—	—
Common stock, $.01 par value — authorized, 250,000,000 shares and 133,000,000 shares; issued and outstanding, 39,585,867 shares and 13,300,000 shares at December 31, 2005 and 2004, respectively	396,000	133,000
Additional paid-in capital	333,069,000	223,864,000
Retained earnings (deficit)	12,909,000	(1,778,000)
Accumulated other comprehensive (loss) income	(1,933,000)	69,000

Total stockholders’ equity	344,441,000	222,288,000

Total liabilities and stockholders’ equity	$1,382,113,000	$1,355,115,000

See notes to consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Net sales	$384,630,000	$53,448,000	$299,868,000	$342,818,000
Cost of sales (including inventory purchase accounting charges of $12,084,000 and $6,748,000 for the year ended December 31, 2005 and for the period November 18, 2004 through December 31, 2004, respectively)	215,710,000	33,315,000	174,223,000	197,812,000

Gross profit	168,920,000	20,133,000	125,645,000	145,006,000
Independent research and development	15,974,000	1,770,000	12,048,000	14,936,000
Selling, general and administrative expenses	37,621,000	4,519,000	27,650,000	30,499,000
Amortization of intangible assets	10,753,000	1,440,000	4,196,000	4,264,000
Acquisition transaction expenses	—	5,350,000	101,533,000	—

Operating income (loss)	104,572,000	7,054,000	(19,782,000)	95,307,000
Interest expense, net of interest income of $951,000, $41,000, $517,000 and $427,000	68,107,000	8,197,000	34,287,000	44,186,000

Income (loss) before income taxes	36,465,000	(1,143,000)	(54,069,000)	51,121,000
Income tax (provision) benefit	(12,847,000)	862,000	25,082,000	(10,488,000)

Net income (loss)	23,618,000	(281,000)	$(28,987,000)	$40,633,000

Preferred stock dividends	(8,931,000)	(1,497,000)

Income (loss) applicable to common stockholders	$14,687,000	$(1,778,000)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per common share	$0.58	$(0.13)

Weighted average common shares	25,439,000	13,300,000

Diluted earnings (loss) per common share	$0.56	$(0.13)

Diluted weighted average common shares	26,215,000	13,300,000

See notes to consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Junior
	Preferred						Accumulated
	Stock		Common Stock		Additional	Retained	Other
	Shares		Shares		Paid-in	Earnings	Comprehensive	Comprehensive
	Issued	Amount	Issued	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)

Predecessor
Balance, January 1, 2003	—	$—	740,398	$7,000	$(263,259,000)	$63,406,000	$(27,810,000)
Net income						40,633,000		$40,633,000
Cumulative translation adjustments							199,000	199,000
Amortization of transition adjustment included in interest expense (net of tax of $126,000)							182,000	182,000
Additional minimum pension liability (net of tax of $1,157,000)							(329,000)	(329,000)

Balance, December 31, 2003	—	—	740,398	7,000	(263,259,000)	104,039,000	(27,758,000)	$40,685,000

Net loss						(28,987,000)		$(28,987,000)
Cumulative translation adjustments							121,000	121,000
Additional minimum pension liability (net of tax of $3,057,000)							(4,881,000)	(4,881,000)

Balance, November 18, 2004	—	—	740,398	7,000	(263,259,000)	75,052,000	(32,518,000)	$(33,747,000)

Successor
Elimination of historical stockholders’ deficiency upon consummation of the acquisition			(740,398)	(7,000)	263,259,000	(75,052,000)	32,518,000
Net loss						(281,000)		$(281,000)
Equity contributions	12,250	—	13,300,000	133,000	222,367,000
Cumulative translation adjustments							69,000	69,000
Junior preferred stock dividends					1,497,000	(1,497,000)

Balance, December 31, 2004	12,250		13,300,000	133,000	223,864,000	(1,778,000)	69,000	$(212,000)

Net income						23,618,000		$23,618,000
Cumulative translation adjustments							(211,000)	(211,000)
Additional minimum pension liability (net of tax of $1,106,000)							(1,791,000)	(1,791,000)
Private placement equity offerings	5,145	—	5,585,867	56,000	92,503,000
Issuance of common stock			18,709,900	187,000	302,841,000
Redemption of junior preferred stock	(17,395)	—			(184,379,000)
Common stock cash dividends					(110,671,000)
Common stock dividends			1,990,100	20,000	(20,000)
Junior preferred stock dividends					8,931,000	(8,931,000)

Balance, December 31, 2005	—	$—	39,585,867	$396,000	$333,069,000	$12,909,000	$(1,933,000)	$21,616,000

See notes to consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		November 18,
		2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Cash Flows From Operating Activities:
Net income (loss)	$23,618,000	$(281,000)	$(28,987,000)	$40,633,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	10,824,000	1,223,000	6,271,000	7,936,000
Amortization of program participation costs	3,955,000	247,000	—	—
Amortization of intangible assets	10,753,000	1,440,000	4,196,000	4,264,000
Loss on disposal of assets	841,000	—	—	—
Inventory purchase accounting charge	12,084,000	6,748,000	—	—
Non-cash interest expense — 15% senior redeemable preferred stock	—	1,696,000	—	—
Non-cash interest expense-amortization/write-off of debt issuance costs	8,662,000	512,000	8,168,000	2,477,000
(Gain) loss on change in fair market value of interest rate swaps and caps	(1,125,000)	5,000	—	(3,533,000)
Provision for losses on accounts receivable	411,000	—	20,000	170,000
Cancellation of stock options	—	—	46,156,000	—
Defeasance costs of senior subordinated notes	—	—	44,084,000	—
Deferred income taxes	7,805,000	(1,221,000)	(17,502,000)	1,449,000
Changes in assets and liabilities:
Accounts receivable	(5,760,000)	(1,707,000)	1,059,000	(3,412,000)
Inventory	(4,932,000)	4,932,000	(3,928,000)	1,993,000
Other current assets	70,000	(2,504,000)	(14,716,000)	1,584,000
Other long-term assets	—	(351,000)	—	—
Program participation costs — equipment(b)	(26,302,000)	(2,787,000)	—	—
Program participation costs — cash payments(b)	(1,000,000)	—	(6,283,000)	(5,548,000)
Accounts payable(a)	(78,000)	(1,794,000)	1,795,000	(52,000)
Interest payable	1,666,000	(7,930,000)	7,638,000	(570,000)
Other current liabilities	22,115,000	(2,241,000)	1,239,000	(8,600,000)
Pension liability	3,202,000	619,000	6,856,000	8,286,000
Postretirement benefit obligations other than pensions	356,000	411,000	(1,184,000)	3,161,000
Other long-term liabilities	311,000	(504,000)	741,000	(3,041,000)

Net cash provided (used) by operating activities	67,476,000	(3,487,000)	55,623,000	47,197,000

Cash Flows From Investing Activities:
Capital expenditures(a)	(12,826,000)	(1,810,000)	(2,902,000)	(5,468,000)
Payment of deferred purchase price	(14,773,000)	—	—	—
Acquisition	—	(640,935,000)	—	—
Cancellation of stock options	—	(42,047,000)	—	—
Other acquisition and transaction costs	—	(11,110,000)	—	—

Net cash used in investing activities	(27,599,000)	(695,902,000)	(2,902,000)	(5,468,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	303,028,000	—	—	—
Proceeds from issuance of 11 1/2% senior PIK notes	55,000,000	—	—	—
Net proceeds from private placement equity offerings	92,559,000	—	—	—
Redemption of senior redeemable preferred stock	(94,196,000)	—	—	—
Redemption of junior preferred stock	(184,379,000)	—	—	—
Payment of common stock dividends	(110,671,000)	—	—	—
Redemption of 11 1/2% senior PIK notes	(55,000,000)	—	—	—
Payments of senior term loan	(24,000,000)	—	—	—
Debt issuance costs	(2,411,000)	(29,280,000)	—	—
Proceeds from issuance of senior term loan	—	480,000,000	—	—
Proceeds from issuance of senior subordinated notes	—	315,000,000	—	—
Equity contributions	—	315,000,000	—	—
Payments of long-term debt including defeasance costs of senior subordinated notes	—	(443,507,000)	—	(40,000,000)

Net cash (used) provided in financing activities	(20,070,000)	637,213,000	—	(40,000,000)

Net increase (decrease) in cash and cash equivalents	19,807,000	(62,176,000)	52,721,000	1,729,000
Cash and cash equivalents, beginning of period	15,009,000	77,185,000	24,464,000	22,735,000

Cash and cash equivalents, end of period	$34,816,000	$15,009,000	$77,185,000	$24,464,000

Supplemental Information:
Interest paid during the period	$60,025,000	$13,772,000	$25,549,000	$46,239,000

Income taxes paid during the period	$767,000	$—	$6,419,000	$6,552,000

Income tax refund received during the period	$15,425,000	$—	$—	$—

(a)	Approximately $3.3 million of non-cash activity has been excluded from accounts payable and capital expenditures during the year ended December 31, 2005. This represents the net increase in accounts payable relating to capital expenditures. Prior periods were not significant.

(b)	During the year ended December 31, 2005, the Company finalized the allocation of the purchase price relating to the acquisition. This resulted in the reallocation of approximately $126 million from intangible assets to program participation costs. See Note 14.

See notes to consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

K&F Industries Holdings, Inc. and subsidiaries, together with its subsidiaries K&F Industries, Inc. and subsidiaries (“K&F Industries,” and collectively with K&F Industries Holdings, Inc. and its subsidiaries “K&F” or the “Company”), is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States and certain foreign governments. The Company’s activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation (“Aircraft Braking Systems”), which generated approximately 83% of the Company’s total revenues during the year ended December 31, 2005 and Engineered Fabrics Corporation (“Engineered Fabrics,” and together with Aircraft Braking Systems, the “Subsidiaries”), which generated approximately 17% of the Company’s total revenues during the year ended December 31, 2005.

The Acquisition

On November 18, 2004, K&F, an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million) (the “Acquisition”). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to prior equityholders of K&F Industries. In addition, K&F issued a note, in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders, for the estimated tax benefits received by K&F Industries due to the payments of fees and premiums in connection with the tender offers of K&F Industries’ prior senior subordinated notes. The note matured and was paid on May 18, 2005, and K&F Industries received the proceeds of the tax refund in the approximate amount of the note prior to such time.

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Notes”), the borrowing by K&F Industries of $480.0 million under a new $530 million Senior Secured Credit Facility, as amended (the “Credit Facility”) and $315.0 million in equity investments from K&F. K&F contributed $309.8 million of equity to K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to K&F Acquisition, Inc. prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

The Acquisition was accounted for using the purchase method of accounting, pursuant to which the total purchase price, including related fees and expenses, was allocated to the acquired net assets based upon estimates of fair value. These adjustments were made by obtaining third-party valuations of certain tangible and intangible assets and liabilities.

The following table summarizes the preliminary fair values assigned to K&F’s assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004 (see Note 14 for final allocations):

Assets Acquired:
Current assets	$183,467,000
Property, plant and equipment	99,005,000
Debt issuance costs	29,280,000
Program participation costs	49,238,000
Other intangible assets	196,636,000
Goodwill	856,668,000

Total assets acquired	1,414,294,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities Assumed:
Current liabilities	142,242,000
Pension liabilities	47,629,000
Postretirement benefit obligations	91,858,000
Deferred income taxes	20,169,000
Other long-term liabilities	5,684,000
Long-term debt	796,922,000

Total liabilities assumed	1,104,504,000

Net assets acquired	$309,790,000

Transaction Expenses

The Company’s results of operations for the period from November 18, 2004 through December 31, 2004 and from January 1, 2004 through November 17, 2004 include one-time charges of $5.4 million and $101.5 million, respectively. These charges were a result of the Acquisition and related financing transactions, and are as follows:

	November 18, 2004	January 1, 2004
	Through	Through
	December 31,	November 17,
	2004	2004
		(Predecessor)

Compensation costs recognized for the cancellation of stock options	$—	$46,156,000
Premiums paid to redeem the 9 5/8% notes and the 9 1/4% notes	—	45,282,000
Write-off of debt issuance costs associated with the redemption of the 9 5/8% notes and the 9 1/4% notes	—	6,551,000
Investment banker fees	—	1,525,000
Other fees and expenses	—	2,019,000
Write-off of interim loan facility commitment fee and other fees and expenses	5,350,000	—

	$5,350,000	$101,533,000

All references in the Notes to the Consolidated Financial Statements to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the Predecessor company and are labeled “Predecessor”.

Initial Public Offering and Other Financing Developments

In February 2005, K&F issued $55.0 million of 11 1/2% Senior PIK Notes due 2015 (the “Senior PIK Notes”). K&F used the proceeds of the Senior PIK Notes to redeem a portion of its 15% Senior Redeemable Preferred Stock (the “Senior Preferred Stock”).

In April and May 2005, K&F received approximately $41.6 million in net proceeds from private placement offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its junior preferred stock. K&F used the proceeds for these offerings to redeem the remaining Senior Preferred Stock.

On August 12, 2005, K&F consummated an underwritten public offering of 18,000,000 shares of common stock at a price to the public of $17.50 per share. After payment of the underwriting discount and other transaction expenses, K&F received approximately $291.4 million in net proceeds. K&F used the net proceeds of the initial public offering, together with cash on hand, as follows: (i) approximately $58.9 million was used to redeem the

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior PIK Notes (such redemption was completed on September 12, 2005); (ii) approximately $184.4 was used to redeem all of the outstanding shares of junior preferred stock; and (iii) approximately $99.0 million was used to pay a special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital.

During the year ended December 31, 2005, approximately $1.8 million was charged to interest expense for the write-off of unamortized debt issuance costs related to the redemption of Senior PIK Notes.

As part of the underwriting, K&F granted the underwriters an option, exercisable for 30 days, to purchase an additional 2,700,000 shares of common stock to cover over-allotments, if any. On September 12, 2005, the underwriters exercised their option to purchase 709,900 shares of common stock. After payment of the underwriting discount, K&F Holdings received approximately $11.6 million in net proceeds. K&F used the net proceeds to pay a second special cash dividend to the holders of common stock immediately prior to the initial public offering, which was charged to paid in capital. In addition, on September 12, 2005, K&F paid a special stock dividend, consisting of 1,990,100 shares of common stock that were not purchased by the underwriters, to the holders of common stock immediately prior to the initial public offering.

In connection with the initial public offering, on August 8, 2005 K&F (i) effected a 133 for one common stock split, which has been retroactively reflected in the financial statements; (ii) amended its certificate of incorporation to increase its authorized shares of common stock to 250,000,000 shares; and (iii) adopted an amended and restated stock option plan in order to increase the number of shares issuable under the plan to 2,500,000.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of K&F Industries Holdings, Inc. and subsidiaries. All significant intercompany accounts and transactions between these entities have been eliminated.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

Revenue and Expense Recognition — Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, and collection of the related receivable is probable.

Inventory — Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements — 8 to 40 years; machinery, equipment, furniture and fixtures — 3 to 30 years; and leasehold improvements — over the life of the applicable lease or 10 years, whichever is shorter.

Goodwill and Other Intangible Assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” K&F does not amortize goodwill and other intangible assets that are deemed to have indefinite lives. K&F tests these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

Upon completion of the Acquisition, the Company determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation’s performance. In the future, if the Company determines that our current structure no longer meets the requirements of a reporting unit, K&F will reevaluate the reporting units with respect to the changes in its reporting structure.

The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge. Based on the results of its annual impairment tests, K&F determined that no impairment of goodwill existed at December 31, 2005 or 2004. See Note 14.

Derivative Financial Instruments — K&F uses derivative financial instruments, primarily interest rate caps and interest rate swaps, to reduce the impact of potential increases in interest rates. K&F does not use derivative financial instruments for speculative purposes. All derivative financial instruments are reported on the consolidated balance sheets at fair value. Changes in a derivative financial instrument’s fair value are recognized currently in earnings unless specific hedge criteria are met. See Note 8.

Debt Issuance Costs — Debt issuance costs consist of financing costs of $22.5 million and $28.8 million, which are net of accumulated amortization (non-cash interest expense) of $4.1 million and $0.5 million at December 31, 2005 and 2004, respectively.

Program Participation Costs — Program participation costs consist of incentives that the Company provides to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their selection of its products for installation on aircraft (“Program Participation Costs”). Prior to the completion of the Federal Aviation Administration (“FAA”)-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, the Company does not receive revenue from the OEM for wheel and brake parts, and the Company does not generate profits until it sells replacement parts to the OEMs’ customers and end-user aircraft operators. The Company (i) expenses all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid and (ii) capitalizes Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM (i) agrees to purchase parts for newly-produced aircraft exclusively from the Company, and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

In contrast, prior to the Acquisition, (i) costs associated with discounted products and free products were recognized as an expense in cost of sales when the applicable original equipment was shipped and (ii) costs related

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the cash payments component of Program Participation Costs were capitalized and then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense. Such cash payments amounted to approximately $6.3 million and $5.5 million for the period January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003, respectively, and discounts and free products relating to sole source programs recognized in cost of sales in the period incurred amounted to approximately $21.9 million and $17.2 million for the period January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003, respectively.

Intangible Assets — Intangible assets consist of customer relationships, engineering drawings, contract backlog, in-house libraries, technology licenses and patents, which are stated at cost and are being amortized on a straight-line method over periods of 3 to 25 years.

Evaluation of Long-Lived Assets — Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments resulting from the Company’s evaluations to the carrying amount of long-lived assets during the three years ended December 31, 2005, except for the purchase price adjustments made in connection with the Acquisition.

Warranty — Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued. Such costs are included in cost of sales. See Note 12.

Business and Credit Concentrations — The Company’s customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 25%, 28%, 23% and 26% of total sales for the year ended December 31, 2005, for the periods November 18, 2004 to December 31, 2004 and January 1, 2004 to November 17, 2004 and for the year ended December 31, 2003, respectively. No other single customer accounted for 10% or more of consolidated revenues for the period years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 2005 or 2004.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share — The Company calculates earnings per share in accordance with FAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing income (loss) available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of shares issuable under the Company’s stock-based incentive plan. See Note 16.

Stock-Based Compensation Plans — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the effect on net income had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123:

		November 18,	January 1,
	Year Ended	2004 through	2004 through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Reported net income (loss)	$23,618,000	$(281,000)	$(28,987,000)	$40,633,000
Add: Stock-based compensation included in net income (loss), net of related tax effects	40,000	—	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(559,000)	—	—	—

Pro forma net income (loss)	23,099,000	(281,000)	$(28,987,000)	$40,633,000

Less preferred stock dividends	(8,931,000)	(1,497,000)

Pro forma income (loss) applicable to common stockholders	14,168,000	$(1,778,000)

Earnings per share:
Basic — as reported	$0.58	$(.13)

Basic — pro forma	$0.56	$(.13)

Diluted — as reported	$0.56	$(.13)

Diluted — pro forma	$0.54	$(.13)

Pro forma data has not been provided for the Predecessor Company because it was privately held and its capital structure was not representative of the current capital structure. Management believes such information would not be meaningful. There were no stock options outstanding at December 31, 2004.

The weighted average fair value and assumptions used to value 1,370,740 stock options that were issued prior to the initial public offering were as follows: weighted average fair value of the stock options granted during the year ended December 31, 2005 was $2.25 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in the Company’s peer group); (iii) risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and (iv) expected lives of option grants of seven years.

The weighted average fair values and assumptions used to value 34,081 stock options that were issued after the initial public offering were as follows: weighted average fair value of the stock options granted during the year ended December 31, 2005 was $5.02 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 23.21% (represents an average of the three-year trailing volatility of publicly traded companies in the Company’s peer group); (iii) risk-free interest rate of 4.45% (represents the rate available on U.S. government bonds at the grant date); and (iv) expected lives of option grants of five years.

Current Accounting Pronouncements — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inception or Acquired in a Business Combination.” EITF Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 has had no significant impact on the Company’s consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP was effective for the first reporting period beginning after June 30, 2005. The adoption of this pronouncement has had no significant impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123. The revised statement, SFAS No. 123R, “Share-Based Payment,” focuses primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments and requires expensing of all such payments at fair value. Currently, the Company grants stock options and other equity-based compensation to its employees and discloses the pro forma effect of compensation expense had the Company applied the provisions of SFAS No. 123. Under SFAS No. 123R, the Company will be required to record this compensation expense in the Company’s results of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the SEC regarding the application of SFAS No. 123R and interpretive guidance. Additionally, the SEC approved a rule which delays the effective date of SFAS No. 123R for public companies. As such, this Statement will be effective for the Company beginning in the first quarter of 2006. The Statement provides generally that public entities adopt the Statement on a modified prospective basis for awards granted, vested, modified or settled after the effective date of the Statement. The Statement also permits public entities to adopt the Statement on a modified retrospective basis, under which prior years would be restated as if the Company had adopted the original Statement, when it became effective. Upon adoption on January 1, 2006, the Company anticipates that it will utilize the modified prospective method such that prior periods will not be restated. Management currently estimates that the incremental impact to annual stock-based compensation expense in 2006 will result in a reduction to income before income taxes of approximately $0.6 million.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29, SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on the Company’s consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary’s annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act,” which supersedes FSP No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

As of December 31, 2003, the Company had elected to defer any accounting for the effects of the Act pursuant to FSP No. 106-1. We adopted FSP No. 106-2 as of July 1, 2004, the beginning of our 2004 third quarter, retroactive to January 1, 2004. The Company determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation (“APBO”) as of January 1, 2004. See Note 11.

3.	Accounts Receivable

	December 31,
	2005	2004

Accounts receivable, principally from commercial and general aviation customers	$43,626,000	$35,885,000
Accounts receivable on U.S. government and other long-term contracts	5,587,000	7,684,000
Allowances	(1,627,000)	(1,236,000)

Total	$47,586,000	$42,333,000

An analysis of changes in the allowance for doubtful accounts is as follows:

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Balance at beginning of period	$1,236,000	$1,236,000	$1,216,000	$1,056,000
Current period provisions	411,000	—	20,000	170,000
Write-off	(20,000)	—	—	(10,000)

Balance at end of period	$1,627,000	$1,236,000	$1,236,000	$1,216,000

4.	Inventory

	December 31,
	2005	2004

Raw materials and work-in-process	$29,689,000	$35,356,000
Finished goods	11,920,000	16,017,000
Inventoried costs related to U.S. government and other long-term contracts	12,370,000	9,874,000

Total	$53,979,000	$61,247,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

	December 31,
	2005	2004

Land	$3,809,000	$4,493,000
Buildings and improvements	36,334,000	30,554,000
Machinery, equipment, furniture and fixtures	73,105,000	66,036,000

Total	113,248,000	101,083,000
Less accumulated depreciation and amortization	11,363,000	1,491,000

Total	$101,885,000	$99,592,000

6.	Other Current Liabilities

	December 31,
	2005	2004

Accrued payroll costs	$14,128,000	$15,919,000
Accrued property and other taxes	2,507,000	2,197,000
Accrued costs on long-term contracts	3,963,000	2,639,000
Accrued warranty costs	12,327,000	12,261,000
Customer credits	7,264,000	5,402,000
Postretirement benefit obligations other than pensions	6,000,000	4,000,000
Other	2,952,000	4,002,000

Total	$49,141,000	$46,420,000

7.	Long-Term Debt

	December 31,
	2005	2004

Senior term loan	$439,982,000	$475,000,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000

Total long-term debt	755,559,000	790,577,000
Current portion of long-term debt	11,018,000	—

Total debt	$766,577,000	$790,577,000

Credit Facility — Concurrent with the closing of the Acquisition, K&F Industries entered into a $530.0 million senior secured Credit Facility, as amended, consisting of a six-year $50.0 million revolving credit facility and an eight-year $480.0 million senior term loan facility. The revolving credit facility is available, subject to certain conditions, for general corporate purposes of K&F Industries and its subsidiaries in the ordinary course of business and for other transactions permitted under the Credit Facility. A portion of the revolving Credit Facility is available for letters of credit. The obligations under the Credit Facility are secured by a lien on substantially all of K&F Industries’ assets and substantially all of the assets of the K&F Industries’ direct and indirect subsidiaries and are guaranteed by K&F Industries direct and indirect domestic subsidiaries.

Borrowings under the Credit Facility bear interest, at the option of K&F Industries, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.50% with respect to the base rate loans and 2.50% with respect to eurodollar loans. The applicable margin for the term loan facility is currently 1.25% with respect to base rate loans and 2.25% with respect to eurodollar loans. Upon the occurrence of any payment default, all outstanding amounts under the Credit Facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. K&F Industries is also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit. The weighted average interest rate on outstanding indebtedness under the Credit Facility was 6.6% at December 31, 2005.

The Credit Facility contains customary representations and warranties, covenants and conditions to borrowing.

The Credit Facility contains a number of negative covenants that limit K&F Industries and its subsidiaries from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, paying dividends, making capital expenditures, creating any liens on its subsidiaries’ assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates.

The Credit Facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio. At December 31, 2005, K&F Industries was in compliance with all covenants. At December 31, 2005, K&F Industries’ actual consolidated cash interest ratio was 2.40 to 1 versus 1.65 to 1, as required by the credit agreement, and K&F Industries’ actual consolidated leverage ratio was 5.98 to 1 versus 7.75 to 1, as required by the credit agreement.

The Credit Facility also contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

The Credit Facility provides for revolving loans not to exceed $50.0 million, with up to $10 million available for letters of credit. The revolving loan commitment terminates on November 18, 2010. At December 31, 2005, K&F had $48.3 million available to borrow under the revolving credit facility and $1.7 million of letters of credit outstanding.

Senior Subordinated Notes — In connection with the Acquisition, on November 18, 2004, K&F Industries repurchased $138.9 million in principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the “9 1/4% Notes”) and $249.4 million of its 9 5/8% Notes. On December 23, 2004, K&F Industries redeemed the remaining $6.1 million principal amount outstanding of its 9 1/4% Notes. The $577,000 principal amount of its 9 5/8% Notes remain outstanding and will be governed by the related amended indenture.

On November 18, 2004, in connection with the Acquisition, K&F Industries issued $315.0 million of 7 3/4% Notes which mature on November 15, 2014. The 7 3/4% Notes are unsecured obligations of K&F Industries ranking subordinate to K&F Industries senior debt, as defined in the indenture governing the 7 3/4% Notes. Interest on the 7 3/4% Notes is payable semi-annually.

The 7 3/4% Notes are redeemable by K&F Industries at any time after November 15, 2009, at descending redemption prices ranging from 103.875% in November 2009 to 100% after November 2012. At any time prior to November 15, 2007, K&F Industries may on any one or more occasions redeem up to 35% of the aggregate principal of the 7 3/4% Notes from the proceeds of equity offerings at a redemption price of 107.75% of the principal amount thereof.

The indenture governing the 7 3/4% Notes contains certain events of default and agreements which are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, and sale of substantially all assets by K&F Industries, incurrence of indebtedness, restricted payments, liens and

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale and leaseback transactions by K&F Industries or its subsidiaries. The terms of the indenture also significantly restrict K&F Industries and its subsidiaries from paying dividends and otherwise transferring assets to K&F or Intermediate Holdco. At December 31, 2005, K&F Industries was in compliance with all covenants.

On October 15, 2003, K&F Industries redeemed $40 million aggregate principal amount of the 9 1/4% Notes at a redemption price of 103.083% of the principal amount thereof. In connection therewith, K&F Industries recorded a charge to interest expense of $1.6 million, for redemption premiums and the write-off of a portion of related unamortized financing costs.

Scheduled debt maturities for the five years subsequent to December 31, 2005 are as follows:

Year Ending December 31,	Amount

2006	$11,018,000
2007	1,122,000
2008	4,490,000
2009	4,490,000
2010	5,067,000
Thereafter	740,390,000

Total	$766,577,000

During the year ended December 31, 2005, the Company capitalized $0.2 million of interest related to the construction of its new facility in Danville, Kentucky. No amounts were capitalized during the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and during the year ended December 31, 2003.

8.	Fair Value of Financial Instruments

The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2005 and 2004 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $317.0 million and $323.0 million at December 31, 2005 and 2004, respectively. The estimated fair value of the Company’s outstanding indebtedness on the Credit Facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

As a requirement of our Credit Facility, K&F entered into the following: (i) a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million; (ii) a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and (iii) a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

None of these derivatives were designated as hedges during 2005; accordingly, all changes in their fair value were recognized in earnings.

The carrying amount of the interest rate cap was recorded as a long-term asset of $87,000 and $365,000 on the balance sheet and the change in its fair value of $278,000 and $5,000 was recorded in the statement of operations in interest expense in 2005 and 2004, respectively.

The fair value of the interest rate swaps at December 31, 2005 was $1.4 million which was recorded as a long-term asset on the balance sheet and as a reduction to interest expense in the statement of operations.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement expired on December 17, 2003. Payments made under the swap agreement were $4.0 million in 2003, which is included in interest expense.

9.	Capital Stock and Stock Options

Common Stock — Authorized common stock of K&F consists of 250,000,000 shares of voting common stock, par value $.01 per share. The total number of shares of voting common stock of K&F issued and outstanding at December 31, 2005 and 2004 was 39,585,867 shares and 13,300,000 shares, respectively.

Junior Redeemable Exchangeable Preferred Stock — Authorized Junior Redeemable Exchangeable Preferred Stock (the “Junior Preferred Stock”) of K&F consists of 20,000 shares, par value $.01 per share. The total number of shares of Junior Preferred Stock of K&F issued and outstanding at December 31, 2005 and 2004 was 0 shares and 12,250 shares, respectively. The Junior Preferred Stock ranks senior to K&F’s common stock as to dividend rights or upon liquidation but is non-voting except as required by law. Dividends accrue on the Junior Preferred Stock at a rate per annum equal to 10% of the liquidation preference. The Junior Preferred Stock is subject to redemption at any time, in whole or in part, at the option of K&F at a redemption price to liquidation preference and is subject to a mandatory change of control redemption upon the occurrence of a change of control of K&F at the liquidation preference. The shares of Junior Preferred Stock are exchangeable at the sole option of K&F for subordinated exchange debentures of K&F. In the event of any liquidation, dissolution or winding up of K&F, the holders of the Junior Preferred Stock will be entitled to receive a liquidation preference equal to the stated value of $10,000 plus all accrued but unpaid dividends.

Senior Redeemable Preferred Stock — Authorized 15% Senior Redeemable Preferred Stock at December 31, 2005 and 2004 of K&F consists of 0 shares and 80,000 shares, respectively, par value $.01 per share. The total number of shares of Senior Preferred Stock of K&F issued and outstanding at December 31, 2005 and 2004 was 0 shares and 9,250 shares, respectively. The Senior Preferred Stock including dividends was redeemed in 2005 with the proceeds from the issuance of the Senior PIK Notes and from the proceeds of private placement equity offerings. Dividends accrued on the Senior Preferred Sock at a rate per annum equal to 15% on the liquidation preference of the senior preferred stock as in effect at the beginning of such annual period.

Stock Options —  The following information has been adjusted for a 133 to one stock split which occurred on August 8, 2005. In 2005, K&F established and amended a stock option plan, covering an aggregate of 2,500,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F and its subsidiaries. In 2005, K&F issued stock options to certain of K&F’s officers, directors, employees and advisors to purchase an aggregate of 1,404,821 shares of common stock, at weighted average exercise price of $5.50 per share (adjusted pursuant to anti-dilution provisions contained in the stock option agreements which were triggered by the special cash and stock dividends issued to common stockholders prior to the initial public offering). The exercise price of all options were equal to the market value of the Company’s common shares at the date of grant. The options issued to the advisors vested immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year.

Stock option activity is as follows:

Weighted
Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2004	—	$—
Granted	1,404,821	5.50
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2005	1,404,821	5.50

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 5.22	1,370,740	9.0	$5.22	28,734	$5.22
15.16	5,000	9.9	15.16	0	15.16
17.00	29,081	9.8	17.00	0	17.00

	1,404,821	9.0	5.50	28,734	5.50

At December 31, 2005, there were 1,095,179 shares available for future grants under the terms of our stock option plan.

10.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of taxes, consist of the following:

			Amortization
		Cumulative	of Transition
		Effect of	Adjustment	Additional	Accumulated
	Cumulative	Change in	Included in	Minimum	Other
	Translation	Accounting	Interest	Pension	Comprehensive
	Adjustments	Principle	Expense	Liability	Income (Loss)

January 1, 2003 (Predecessor)	$94,000	$(550,000)	$368,000	$(27,722,000)	$(27,810,000)
2003 change	199,000	—	182,000	(329,000)	52,000

December 31, 2003 (Predecessor)	293,000	(550,000)	550,000	(28,051,000)	(27,758,000)
January 1, 2004 through November 17, 2004 change (Predecessor)	121,000	—	—	(4,881,000)	(4,760,000)

November 17, 2004 (Predecessor)	414,000	(550,000)	550,000	(32,932,000)	(32,518,000)
November 18, 2004 through December 31, 2004 change	(345,000)	550,000	(550,000)	32,932,000	32,587,000

December 31, 2004	69,000	—	—	—	69,000
2005 change	(211,000)	—	—	(1,791,000)	(2,002,000)

December 31, 2005	$(142,000)	$—	$—	$(1,791,000)	$(1,933,000)

11.	Employee Benefit Plans

The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant’s years of service, and for the salary plan level of compensation as well. The salaried plan also includes voluntary employee contributions. The Company’s funding policy is to contribute the minimum required under the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company provides postretirement health care and life insurance benefits for all eligible employees and their dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of the Company’s pension plans. The health care plans are generally contributory and the life insurance plans are generally non-contributory.

The Company uses a measurement date of December 31 for its pension and postretirement plans.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit and other postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$150,109,000	$136,075,000	$96,076,000	$109,837,000
Service cost	3,903,000	4,951,000	1,563,000	1,681,000
Interest cost	8,905,000	8,441,000	5,609,000	5,537,000
Plan participants’ contributions	400,000	410,000	1,170,000	1,067,000
Amendments	—	927,000	—	(8,580,000)
Actuarial loss (gain)	6,926,000	6,241,000	1,984,000	(8,158,000)
Benefits paid	(7,135,000)	(6,936,000)	(5,987,000)	(5,308,000)

Benefit obligation at end of year	163,108,000	150,109,000	100,415,000	96,076,000

Change in plan assets
Fair value of plan assets at beginning of year	102,286,000	102,675,000	—	—
Actual return on plan assets	8,793,000	6,056,000	—	—
Employer contributions	464,000	81,000	4,817,000	4,241,000
Plan participants’ contributions	400,000	410,000	1,170,000	1,067,000
Benefits paid	(7,135,000)	(6,936,000)	(5,987,000)	(5,308,000)

Fair value of plan assets at end of year	104,808,000	102,286,000	—	—

Funded status	(58,300,000)	(47,823,000)	(100,415,000)	(96,076,000)
Unrecognized actuarial loss (gain)	6,849,000	(425,000)	1,790,000	(194,000)
Unrecognized prior service cost	—	—	—	—

Net amount recognized	$(51,451,000)	$(48,248,000)	$(98,625,000)	$(96,270,000)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(54,348,000)	(48,248,000)	(98,625,000)	(96,270,000)
Intangible asset	—	—	—	—
Accumulated other comprehensive loss	2,897,000	—	—	—

Net amount recognized	$51,451,000	$(48,248,000)	$(98,625,000)	$(96,270,000)

Weighted-average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	9.00	9.00	—	—
Rate of compensation increase	4.00	4.00	4.00	4.00

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits				Postretirement Benefits
		November 18,	January 1,			November 18,	January 1,
		2004	2004			2004	2004
	Year Ended	through	through	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003	2005	2004	2004	2003
							(Predecessor)	(Predecessor)
			(Predecessor)	(Predecessor)
Service cost	$3,903,000	$651,000	$4,300,000	$4,412,000	$1,563,000	$225,000	$1,456,000	$2,215,000
Interest cost	8,905,000	1,118,000	7,323,000	8,029,000	5,609,000	717,000	4,820,000	6,953,000
Expected return on plan assets	(9,142,000)	(1,142,000)	(7,994,000)	(8,272,000)	—	—	—	—
Amortization of prior service cost	—	—	413,000	393,000	—	—	(5,066,000)	(3,932,000)
Recognized actuarial loss (gain)	—	—	2,886,000	3,757,000	—	—	1,317,000	1,480,000

Net periodic benefit cost	$3,666,000	$627,000	$6,928,000	$8,319,000	$7,172,000	$942,000	$2,527,000	$6,716,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $163.1 million, $155.9 million and $104.8 million, respectively, as of December 31, 2005 and $150.1 million, $144.7 million and $102.3 million, respectively, as of December 31, 2004.

In the fourth quarter of 2003 the Company announced to all active salaried and the majority of its retired salaried employees that effective January 1, 2012 it would freeze its share of the retiree health care costs at the 2011 employer cost level. This announcement was also made to all Aircraft Braking Systems’ retired bargaining employees or their continuing beneficiaries.

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firm, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its most recent four year compounded returns, which have been in excess of K&F’s forward-looking return expectations. The Company’s current asset manager has invested K&F’s pension assets over the last four years.

The Company’s pension plan weighted-average asset allocations by asset category, were as follows:

	December 31,
	2005	2004	Target
Asset Category	Percentage of Plan Assets

Equity securities	61%	51%	60%
Fixed income securities	34%	44%	35%
Other	5%	5%	5%

Total	100%	100%	100%

The Company’s investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and growth of assets through capital appreciation. The Company’s policy is to allocate pension plan funds within a target for each major asset category.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary’s annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act,” which supersedes FSP No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

As of December 31, 2003, the Company had elected to defer any accounting for the effects of the Act pursuant to FSP No. 106-1. The Company adopted FSP No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. The Company determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded APBO as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by approximately $10.5 million.

The decrease in the APBO was treated as a gain, which was amortized from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the results of operations for the periods presented below, as a result of the Act and the adoption of FSP No. 106-2.

	November 18, 2004	January 1, 2004
	through	through
	December 31,	November 17,
	2004	2004
		(Predecessor)

Service cost	$30,000	$175,000
Interest cost	90,000	570,000
Recognized actuarial gain	—	715,000

Net periodic postretirement benefit	$120,000	$1,460,000

For measurement purposes, a 10.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease to 5.0% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2005:

	One-	One-
	Percentage-	Percentage-
	Point Increase	Point Decrease

Effect on total of service cost and interest cost components	$900,000	$(500,000)
Effect on postretirement benefit obligation	11,500,000	(6,500,000)

Effective January 1, 2005, K&F will not contribute to the cost of retiree-medical benefits for new employees hired on or after such date.

The Company’s funding policy is to contribute cash to our pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this minimum requirement, the Company made no contributions in 2005 and does not expect to make any in 2006. K&F made $0.5 million of contributions related to our supplemental executive retirement plan in 2005 and expects to make the same in 2006. K&F made

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $5.0 million in contributions to its postretirement health care and life insurance benefit plans in 2005 and expects to contribute approximately the same amount in 2006.

K&F estimates that the future benefits payable for the pension and postretirement plans are as follows:

	Expected Benefit Payments
	Pension	Postretirement	Medicare
Year Ending December 31,	Benefits	Benefits	Subsidy*

2006	$8,100,000	$6,300,000	$500,000
2007	8,600,000	6,600,000	600,000
2008	9,100,000	7,100,000	700,000
2009	9,600,000	7,700,000	700,000
2010	10,000,000	8,300,000	800,000
2011-2015	58,900,000	45,600,000	5,000,000

*	Represents the expected Medicare Part D subsidy.

Eligible employees also participate in the Company’s Savings Plan. The Company matches 60% of a participating employee’s contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after three years of service. The matching contributions were $1,662,000, $193,000, $1,460,000 and $1,690,000 for the year ended December 31, 2005, for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003.

12.	Commitments and Product Warranties

Commitments

The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

Year Ending December 31,	Amount

2006	$1,940,000
2007	1,651,000
2008	745,000
2009	715,000
2010	639,000
Thereafter	3,685,000

Rental expense was $2,980,000, $464,000, $4,601,000 and $4,155,000 for the year ended December 31, 2005, for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003, respectively.

During the year ended December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which resulted in the Company recording a $0.1 million liability for an asset retirement obligation included in a lease.

Product Warranties

Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of those types of defects, the estimated costs of all potential warranty claims arising

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from those types of defects are fully accrued. An analysis of changes in the liability for product warranty is as follows:

		November 18,	January 1,
	Year Ended	2004 through	2004 through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)

Balance at beginning of period	$12,858,000	$14,877,000	$13,924,000	$15,166,000
Current (credits) provisions	6,402,000	(76,000)	6,422,000	6,925,000
Expenditures	(6,586,000)	(1,943,000)	(5,469,000)	(8,167,000)

Balance at end of period	$12,674,000	$12,858,000	$14,877,000	$13,924,000

13.	Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.

14.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill and intangible assets not subject to amortization consist of the following:

	December 31,
	2005	2004

Goodwill	$841,049,000	$856,668,000
Trademarks	5,588,000	5,588,000

Total unamortizable intangible assets	$846,637,000	$862,256,000

Goodwill allocated to K&F’s business segments as of December 31, 2005 and 2004 and changes in the carrying amount of goodwill during the year ended December 31, 2005 are as follows:

	Aircraft Braking	Engineered
	Systems	Fabrics	Total

Balance at December 31, 2004	$779,268,000	$77,400,000	$856,668,000
Goodwill adjustments	(13,888,000)	(1,731,000)	(15,619,000)

Balance at December 31, 2005	$765,380,000	$75,669,000	$841,049,000

The goodwill changes relate to adjustments of pre-acquisition tax reserves and the finalization of estimates of fair value for acquired assets.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

				Estimated
	December 31, 2005			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(4,082,000)	$22,517,000	9 years

Program Participation Costs	$205,225,000	$(4,202,000)	$201,023,000	25 years

Amortized intangible assets:
Customer relationships	$12,749,000	$(4,938,000)	$7,811,000	24 years
Engineering drawings	20,881,000	(1,299,000)	19,582,000	18 years
Contract backlog	12,203,000	(4,225,000)	7,978,000	3 years
In-house libraries	8,297,000	(516,000)	7,781,000	18 years
Technology licenses	7,003,000	(784,000)	6,219,000	10 years
Patents	4,017,000	(430,000)	3,587,000	11 years

Total amortizable intangible assets	$65,150,000	$(12,192,000)	$52,958,000

During 2005, the Company finalized the allocation of purchase price relating to the Acquisition. This resulted in the reallocation of approximately $126 million from customer relationships to Program Participation Costs. The estimated average useful life is 25 years for both of these intangible assets. Amortization of Program Participation Costs is recorded as a charge to cost of sales while amortization of customer relationships is charged to amortization of intangible assets. This adjustment will have no effect on net income, however, gross profit will be reduced by approximately $5 million per year, for the life of this asset, and amortization of intangibles will be reduced by the same amount.

				Estimated
	December 31, 2004			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$29,280,000	$(512,000)	$28,768,000	9 years

Program Participation Costs	$52,025,000	$(247,000)	$51,778,000	25 years

Amortized intangible assets:
Customer relationships	$138,647,000	$(666,000)	$137,981,000	25 years
Engineering drawings	20,881,000	(139,000)	20,742,000	18 years
Contract backlog	12,203,000	(450,000)	11,753,000	3 years
In-house libraries	8,297,000	(55,000)	8,242,000	18 years
Technology licenses	7,003,000	(84,000)	6,919,000	10 years
Patents	4,017,000	(46,000)	3,971,000	11 years

Total amortizable intangible assets	$191,048,000	$(1,440,000)	$189,608,000

The aggregate amortization expense during the year ended December 31, 2005, the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003 was $14.7 million, $1.7 million, $4.2 million and $4.3 million, respectively.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization expense for intangible assets, Program Participation Costs and debt issuance costs (non-cash interest expense), assuming no increases or decreases in their gross carrying amounts, in each of the five succeeding years from December 31, 2005 is as follows:

		Program	Debt
	Intangible	Participation	Issuance
	Asset —	Costs —	Costs —
	Amortization	Amortization	Amortization

Year Ending December 31,
2006	$7,000,000	$8,200,000	$3,500,000
2007	6,700,000	8,200,000	3,400,000
2008	4,000,000	8,200,000	3,200,000
2009	3,200,000	8,200,000	3,100,000
2009	3,200,000	8,200,000	3,000,000

15.	Income Taxes

United States and foreign components of income (loss) before income taxes is as follows:

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
U.S.	$35,282,000	$(1,458,000)	$(55,546,000)	$48,256,000
Foreign	1,183,000	315,000	1,477,000	2,865,000

Income (loss) before income taxes	$36,465,000	$(1,143,000)	$(54,069,000)	$51,121,000

The Company’s (provision) benefit for income taxes consists of:

		November 18, 2004
	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	through	December 31,
	2005	2004	November 17, 2004	2003
			(Predecessor)	(Predecessor)
Current domestic (provision) benefit	$(4,687,000)	$(264,000)	$8,023,000	$(8,300,000)
Foreign provision	(355,000)	(95,000)	(443,000)	(739,000)
Deferred tax (provision) benefit	(7,805,000)	1,221,000	17,502,000	(1,449,000)

Income tax (provision) benefit	$(12,847,000)	$862,000	$25,082,000	$(10,488,000)

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate for the following reasons:

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%	35.0%
State tax	1.3	1.6	(1.2)	2.0
Change in state tax rate	(2.4)	—	—	—
Tax reserves	8.4	—	(6.3)	(5.3)
Extraterritorial income exclusion benefit	(6.0)	(27.6)	(4.9)	(5.3)
Tax credits	—	—	—	(3.9)
Foreign taxes and other	(1.1)	(14.4)	1.0	(2.0)

Effective income tax rate	35.2%	(75.4)%	(46.4)%	20.5%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.7 million. Those earnings are considered to be permanently reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, such taxes may be reduced by tax credits and other deductions.

The Company had approximately $3.8 million of alternative minimum tax credits which do not expire.

The Company had approximately $3.1 million of general business credit carryforwards, of which $0.4 million will expire in calendar year 2006; another $0.5 million will expire between 2012 and 2015; and $2.2 million will expire between 2016 and 2019.

The Company had U.S. federal net operating losses in the amount of approximately $9.4 million which will begin to expire in calendar year 2024. The Company had state net operating losses of approximately $33.6 million which will begin to expire in 2010.

The Company had approximately $0.3 million of foreign tax credits, of which $0.1 million will expire in calendar year 2011 and the balance will expire in 2012 and 2013.

The Company had approximately $0.3 million of Ohio tax credits which will begin to expire by $0.1 million per year beginning in calendar year 2006.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability are as follows:

	December 31,	December 31,
	2005	2004

Deferred tax assets:
Federal and state net operating loss carryforwards	$4,199,000	$11,975,000
Tax credit carryforwards	7,536,000	6,182,000
Postretirement and other employee benefits	59,890,000	63,623,000
Warranty	4,525,000	4,937,000
Other	4,936,000	3,777,000

	81,086,000	90,494,000

Deferred tax liabilities
Intangibles	14,062,000	70,036,000
Program participation costs	71,775,000	19,861,000
Depreciation	17,287,000	19,507,000
Other	764,000	41,000

	103,888,000	109,445,000

Net deferred tax liability	$22,802,000	$18,951,000

16.	Earnings Per Share

		November 18
	Year Ended	through
	December 31,	December 31,
	2005	2004

Basic Earnings (Loss) Per Share:
Net income (loss)	$23,618,000	$(281,000)
Less: preferred stock dividends	(8,931,000)	(1,497,000)

Income (loss) applicable to common stockholders (numerator)	14,687,000	(1,778,000)

Weighted average common shares outstanding (denominator)	25,439,000	13,300,000

Basic earnings (loss) per share	$0.58	$(0.13)

Diluted Earnings (Loss) Per Share:
Income (loss) applicable to common stockholders (numerator)	$14,687,000	$(1,778,000)

Weighted average common shares outstanding	25,439,000	13,300,000
Effect of dilutive stock options	776,000	—

Total diluted weighted average common shares outstanding (denominator)	26,215,000	13,300,000

Diluted earnings (loss) per common share	$0.56	$(0.13)

Per share data has not been provided for the Predecessor period because the Company was privately held and its capital structure was not representative of the current capital structure. Management believes such information is not meaningful.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005 and for the period November 18 through December 31, 2004, 34,081 shares and 0 shares, respectively, have been excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

17.	Related Party Transactions

Indemnification

Pursuant to the stock purchase agreement for the Acquisition, K&F agreed that after the consummation of the Acquisition, it and K&F Industries will indemnify all current and former directors, officers, employees and agents of K&F Industries and its subsidiaries and will, subject to certain limitations, maintain for six years a directors’ and officers’ insurance and indemnification policy containing terms and conditions that are no less advantageous than the policy in effect as of the date of the stock purchase agreement.

Bernard L. Schwartz

Prior to the Acquisition, Bernard L. Schwartz (“BLS”) owned or controlled 50% of K&F’s capital stock and had the right to designate a majority of K&F Industries’ board of directors. BLS served as the Chairman of K&F Industries’ board of directors until he retired in January 2006.

BLS was also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd. (“Loral Space”). K&F reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. K&F believes this arrangement was as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had an Advisory Agreement with BLS which provided for the payment of an aggregate of $200,000 per month of compensation to BLS and persons or expenses designated by him. Such agreement was terminated upon consummation of the Acquisition.

The Company had a bonus plan pursuant to which the Company’s board of directors awarded bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned were $2.7 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively. This plan was terminated upon consummation of the Acquisition.

In connection with the Acquisition, BLS entered into a three-year non-competition agreement with K&F and K&F Industries which restricts his ability to compete in business similar to K&F’s.

Commitment Fee

Cerberus Capital Management, L.P. the holder of 89.2% of K&F’s Senior Preferred Stock, received approximately $2.8 million on the closing date of the Acquisition, pursuant to the commitment letter. Additionally, on the closing date of the Acquisition, K&F also paid Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P., and one of the lenders under the Credit Facility, an additional commitment fee of $1.4 million.

Purchasers of 7 3/4% Notes

BLS, Mr. K. Schwartz, Mr. Kisner and certain of their family members and affiliates, and Mr. Charles acquired an aggregate of $31.1 million in principal amount of the 7 3/4% Notes from the initial purchasers of such notes.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Services Agreement

In connection with the Acquisition, the Company entered into a management services agreement with Aurora Management Partners LLC, an affiliate of Aurora Capital Group, for management and financial advisory services to be provided to K&F and its subsidiaries. This agreement was amended in 2005 to eliminate the $1.0 million annual fee that was payable over the 10 year term in exchange for a $5.0 million fee that was charged to selling, general and administrative expenses during the year ended December 31, 2005. Aurora Management Partners also received a one-time transaction fee of $11.4 million in addition to reimbursement of $1.4 million in expenses at consummation of the Acquisition.

Lehman Brothers

Pursuant to a financial advisory agreement between Lehman Brothers Inc. (“Lehman Brothers”) and the Company, Lehman Brothers acted as exclusive financial adviser to the Company and the Company agreed to pay Lehman Brothers customary fees for services when rendered. This financial advisory agreement was terminated upon consummation of the Acquisition. During the period November 18, 2004 through December 31, 2004, the Company paid Lehman Brothers $3.5 million for underwriting discounts and commissions in connection with the issuance of the 7 3/4% Notes. During the period November 18, 2004 through December 31, 2004, the Company also paid Lehman Brothers $5.2 million in connection with the Credit Facility and an interim credit facility. During the period January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003, no amounts were paid under this agreement. Affiliates of Lehman Brothers owned 50% of the outstanding capital stock of the Company prior to the Acquisition.

Other Transactions

At the closing of the Acquisition in November 2004, K&F funded the initial equity portion of the Acquisition financing with the proceeds from the sale of $92.5 million of senior preferred stock, $122.5 million of junior preferred stock and $100.0 million of common stock. Subsequent to the closing of the Acquisition, K&F completed the equity financing related to the Acquisition by entering into the transactions described below. The investors at the time of the Acquisition and the investors subsequent thereto all purchased their securities at the same price for the Junior Preferred Stock ($10,000 per share) and the common stock ($7.52 per share), and all such investors received the same relative ratio of Junior Preferred Stock to common stock. As part of these transactions, in April and May 2005, K&F received approximately $41.6 million in net proceeds from offerings of its common stock and approximately $51.0 million in net proceeds from offerings of its Junior Preferred Stock, to (i) certain affiliates of Aurora Capital Group that were stockholders at the time of the Acquisition, (ii) each of our directors, (iii) a limited partnership controlled by Aurora Capital Group in which certain members of management (including Messrs. K. Schwartz, Charles, Kisner, Crampton, Williams and Skubina) are limited partners, and (iv) certain accredited co-investors (including California Public Employees Retirement System and General Electronic Pension Trust (or their respective affiliates)), and other individuals. Each of California Public Employees Retirement System and General Electric Pension Trust beneficially owned over 5% of K&F’s common stock outstanding prior to these offerings.

In February 2005, K&F used the net proceeds from the offering of its Senior PIK Notes to redeem a portion of its outstanding Senior Preferred Stock, at par, plus accrued dividends. On May 19, 2005, K&F used a portion of the proceeds from the offerings of its common stock and Junior Preferred Stock described in the preceding paragraph to fund the redemption, at par, plus accrued dividends, of its remaining Senior Preferred Stock. The Senior Preferred Stock was held by two persons, Cerberus Partners, L.P. and Employers Reinsurance Corporation, each of whom owned more than 5% of such class of stock at the time of such redemption. General Electric Pension Trust, an affiliate of Employers Reinsurance Corporation, continues to beneficially own over 5% of K&F’s common stock.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segments

The Company’s activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems and Engineered Fabrics, each considered an operating segment. Aircraft Braking Systems manufactures aircraft wheels, brakes and brake control systems. Engineered Fabrics manufactures aircraft fuel tanks and iceguards and various other products from coated fabrics. The accounting policies of the subsidiaries are the same as those described in the summary of significant accounting policies. Both subsidiaries are managed separately due to different products, technology and marketing strategies. The Company evaluates performance of the subsidiaries based on profits from operations before interest, income taxes and extraordinary charges (“Operating Profits”).

K&F has no independent assets or operations. Obligations under the 7 3/4% Notes are fully and unconditionally guaranteed by all of K&F’s domestic subsidiaries, on a joint and several basis. As almost all of the Company’s revenues and profits are derived from the subsidiaries which guarantee the 7 3/4% Notes, the other subsidiaries of K&F, which are foreign subsidiaries, are not material to the Company.

The following represents financial information about the Company’s segments:

		November 18, 2004
	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	through	December 31,
	2005	2004	November 17, 2004	2003
			(Predecessor)	(Predecessor)
Sales:
Aircraft Braking Systems	$319,885,000	$46,005,000	$247,843,000	$287,522,000
Engineered Fabrics	64,745,000	7,443,000	52,025,000	55,296,000

	$384,630,000	$53,448,000	$299,868,000	$342,818,000

Operating Profits:
Aircraft Braking Systems	$98,929,000	$11,582,000	$73,861,000	$87,824,000
Engineered Fabrics	5,643,000	822,000	7,890,000	7,483,000
Transaction expenses	—	(5,350,000)	(101,533,000)	—

Operating income (loss)	104,572,000	7,054,000	(19,782,000)	95,307,000
Interest expense, net	68,107,000	8,197,000	34,287,000	44,186,000

Income (loss) before income taxes	$36,465,000	$(1,143,000)	$(54,069,000)	$51,121,000

Depreciation and Amortization:
Aircraft Braking Systems	$22,089,000	$2,522,000	$9,557,000	$11,189,000
Engineered Fabrics	3,443,000	388,000	910,000	1,011,000

	$25,532,000	$2,910,000	$10,467,000	$12,200,000

Capital Expenditures:
Aircraft Braking Systems	$12,156,000	$1,464,000	$2,539,000	$4,734,000
Engineered Fabrics	581,000	346,000	353,000	729,000

Total segments	12,737,000	1,810,000	2,892,000	5,463,000
Corporate	89,000	—	10,000	5,000

	$12,826,000	$1,810,000	$2,902,000	$5,468,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

Total Assets:
Aircraft Braking Systems	$1,221,962,000	$1,183,123,000
Engineered Fabrics	133,731,000	133,750,000

	$1,355,693,000	$1,316,873,000

The following reconciles the total assets for the reportable segments to the Company’s consolidated assets:

	December 31,
	2005	2004

Total Assets:
Total assets for reportable segments	$1,355,693,000	$1,316,873,000
Debt issuance costs not allocated to segments	22,517,000	28,768,000
Corporate assets	3,903,000	9,474,000

Consolidated Total	$1,382,113,000	$1,355,115,000

The following represents the Company’s total sales by products:

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Braking systems	$319,885,000	$46,005,000	$247,843,000	$287,522,000
Fuel tanks	49,274,000	5,054,000	40,720,000	39,881,000
Other	15,471,000	2,389,000	11,305,000	15,415,000

	$384,630,000	$53,448,000	$299,868,000	$342,818,000

The following represents sales by geographic location:

		November 18, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 17,	December 31,
	2005	2004	2004	2003
			(Predecessor)	(Predecessor)
Sales:
United States	$232,937,000	$31,681,000	$176,107,000	$208,408,000
Europe	68,711,000	11,988,000	60,191,000	67,859,000
Asia	40,852,000	3,658,000	33,008,000	37,519,000
North America	22,746,000	2,197,000	22,690,000	21,081,000
South America	17,108,000	3,510,000	6,119,000	5,815,000
Australia	2,276,000	414,000	1,753,000	2,136,000

	$384,630,000	$53,448,000	$299,868,000	$342,818,000

Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $282,000 and $284,000 as of December 31, 2005 and 2004, respectively.

The U.S. government accounted for approximately 25%, 28%, 23% and 26% of the Company’s total sales for the year ended December 31, 2005, for the periods November 18, 2004 through December 31, 2004 and January 1,

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 through November 17 2004 and for the year ended December 31, 2003, respectively. No other customer accounted for more than 10% of total sales.

19.	Supplementary Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Net sales	$105,648,000	$99,990,000	$90,302,000	$88,690,000
Gross profit	50,052,000	48,540,000	42,103,000	28,225,000
Net income (loss)	14,881,000	4,839,000	6,870,000	(2,972,000)
Net income per share — basic(a)	$0.38	$0.09	$0.18	$(.45)
Net income per share — diluted(a)	$0.37	$0.08	$0.18	$(.45)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2004(b)	2004	2004	2004
	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)

Net sales	$95,819,000	$90,757,000	$83,591,000	$83,149,000
Gross profit	36,144,000	40,476,000	34,061,000	35,097,000
Net income (loss)	(61,918,000)	15,391,000	8,355,000	8,904,000

(a)	Earnings Per Share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year. The sum of the quarters for K&F differs materially due to the significant increase in the number of shares as a result of the private placement equity offerings and the initial public offering of common stock and the net loss in the first quarter.

(b)	The amounts for the quarter ended December 31, 2004 represent a combination of the results for the Predecessor period (October 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004), to facilitate comparison with prior and subsequent periods.

First Quarter 2005

The first quarter of 2005 includes a $12.1 million before tax charge relating to non-recurring inventory purchase accounting adjustments, related to the Acquisition.

Third Quarter 2005

The third quarter of 2005 includes a one-time $5.0 million before tax charge relating to payment of management services fees in connection with the amendment and restatement of the management services agreement with Aurora Management Partners, LLC.

Fourth Quarter 2004

The fourth quarter of 2004 includes before tax charges of $106.9 million relating to the Acquisition and $6.7 million relating to inventory purchase accounting adjustments.

Per share data has not been provided for the Predecessor period because the Company was privately held and its capital structure was not representative of the current capital structure. Management believes such information is not meaningful.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
K&F INDUSTRIES HOLDINGS, INC.

SUMMARY CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including its Consolidated Subsidiaries)

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$85,000	$5,373,000
Other current assets	—	14,718,000

Total current assets	85,000	20,091,000

Deferred income taxes	5,299,000	590,000
Investment in Subsidiaries	341,878,000	310,739,000

Total Assets	$347,262,000	$331,420,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$—	$14,773,000
Other current liabilities	2,821,000	163,000

Total current liabilities	2,821,000	14,936,000

Senior preferred stock subject to mandatory redemption	—	94,196,000
Stockholders’ Equity:
Preferred stock, $.01 par value — authorized, 20,000 shares; issued and outstanding, 0 shares and 12,250 shares	—	—
Common stock, $.01 par value — authorized, 250,000,000 shares and 133,000,000 shares; issued and outstanding, 39,585,867 shares and 13,300,000 shares	396,000	133,000
Additional paid-in capital	333,069,000	223,864,000
Retained earnings (deficit)	12,909,000	(1,778,000)
Accumulated other comprehensive (loss) income	(1,933,000)	69,000

Total stockholders’ equity	344,441,000	222,288,000

Total Liabilities and Stockholders’ Equity	$347,262,000	$331,420,000

STATEMENTS OF OPERATIONS

		November 18, 2004
	Year Ended	Through
	December 31,	December 31,
	2005	2004

Selling, general and administrative expenses	$687,000	$—
Interest expense, net of interest income of $432,000 and $0	11,958,000	1,787,000

Loss before income taxes	(12,645,000)	(1,787,000)
Income tax benefit	3,142,000	626,000
Equity in earnings of subsidiaries	33,121,000	880,000

Net income (loss)	23,618,000	(281,000)
Preferred stock dividends	(8,931,000)	(1,497,000)

Net income (loss) available to common stockholders	$14,687,000	$(1,778,000)

S-1

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
K&F INDUSTRIES HOLDINGS, INC.

SUMMARY CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including its Consolidated Subsidiaries)

STATEMENTS OF CASH FLOWS

	Year Ended	November 18, 2004
	December 31,	Through
	2005	December 31, 2004

Cash Flows From Operating Activities:
Net income (loss)	$23,618,000	$(281,000)
Non-cash interest expense — 15% senior redeemable preferred stock	—	1,696,000
Non-cash interest expense — amortization/write-off of debt issuance costs	2,096,000	—
Deferred income taxes	(4,709,000)	(590,000)
Equity in earnings of subsidiaries	(33,121,000)	(880,000)
Changes in assets and liabilities:
Other current assets	14,718,000	(36,000)
Other current liabilities	2,658,000	254,000

Net cash provided by operating activities	5,260,000	163,000

Cash Flows From Investing Activities:
Payment of deferred purchase price	(14,773,000)	—
Investment in subsidiaries	—	(309,790,000)

Net cash used in investing activities	(14,773,000)	(309,790,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	303,028,000	—
Proceeds from issuance of 11 1/2% senior PIK notes	55,000,000	—
Net proceeds from private placement equity offerings	92,539,000	315,000,000
Redemption of senior redeemable preferred stock	(94,196,000)	—
Redemption of junior preferred stock	(184,379,000)	—
Payment of common stock dividends	(110,671,000)	—
Redemption of 11 1/2% senior PIK notes	(55,000,000)	—
Debt issuance costs	(2,096,000)	—

Net cash provided in financing activities	4,225,000	315,000,000

Net (decrease) increase in cash and cash equivalents	(5,288,000)	5,373,000
Cash and cash equivalents, beginning of period	5,373,000	—

Cash and cash equivalents, end of period	$85,000	$5,373,000

See notes to Condensed Financial Information of Registrant

S-2

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
K&F INDUSTRIES HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Not Including its Consolidated Subsidiaries)

1.	Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the “Parent Company Financial Statements”) are for K&F Industries Holdings, Inc. (not including its consolidated subsidiaries, the “Company”).

The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with the Company’s consolidated financial statements and the notes thereto which are included in this Annual Report.

2.	Restrictions on Cash Dividends from Subsidiaries

The Company’s subsidiaries are restricted under certain debt covenants from paying dividends to the Company and otherwise transferring assets to the Company, except for administrative, legal and accounting services.

S-3