Form 10-Q
period 2006-06-30
K&F Industries Holdings, Inc.
filed 2006-08-14
CIK 1310663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of August 10, 2006, there were 39,639,432 shares of common stock outstanding, par value $.01 per share.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended June 30, 2006

* Information for the December 31, 2005 balance sheet has been derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalents	$16,598,000	$34,816,000
Accounts receivable, net	48,997,000	47,586,000
Inventory	70,596,000	53,979,000
Deferred income taxes and other current assets	24,864,000	19,222,000

Total current assets	161,055,000	155,603,000

Property, plant and equipment	125,132,000	113,248,000
Less, accumulated depreciation and amortization	17,239,000	11,363,000

	107,893,000	101,885,000

Other long-term assets	2,982,000	1,490,000
Debt issuance costs, net of accumulated amortization	20,763,000	22,517,000
Program participation costs, net of accumulated amortization	212,428,000	201,023,000
Intangible assets, net of accumulated amortization	57,327,000	58,546,000
Goodwill	852,770,000	841,049,000

Total assets	$1,415,218,000	$1,382,113,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$18,937,000	$18,223,000
Current portion of long-term debt	—	11,018,000
Interest payable	6,793,000	5,171,000
Income taxes payable	7,840,000	8,161,000
Other current liabilities	50,217,000	49,141,000

Total current liabilities	83,787,000	91,714,000

Pension liabilities	56,303,000	54,348,000
Deferred income tax liabilities	52,892,000	37,935,000
Postretirement benefit obligations other than pensions	93,813,000	92,625,000
Other long-term liabilities	9,860,000	5,491,000
Senior term loan	436,000,000	439,982,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000
Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value — authorized, 20,000 shares; issued and outstanding, 0 shares	—	—
Common stock, $.01 par value — authorized, 250,000,000 shares; issued and outstanding, 39,639,432 shares at June 30, 2006 and 39,585,867 shares at December 31, 2005	396,000	396,000
Additional paid-in capital	333,931,000	333,069,000
Retained earnings	34,496,000	12,909,000
Accumulated other comprehensive loss	(1,837,000)	(1,933,000)

Total stockholders’ equity	366,986,000	344,441,000

Total liabilities and stockholders’ equity	$1,415,218,000	$1,382,113,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)

Net sales	$193,715,000	$178,992,000
Cost of sales (includes inventory purchase accounting charges of $587,000 and $12,084,000 for the six months ended June 30, 2006 and 2005, respectively)	106,680,000	108,665,000

Gross profit	87,035,000	70,327,000
Independent research and development costs	7,877,000	7,586,000
Selling, general and administrative expenses	17,309,000	15,085,000
Amortization of intangible assets	2,715,000	6,028,000

Operating income	59,134,000	41,628,000
Interest income	1,709,000	317,000
Interest expense	(27,601,000)	(35,770,000)

Income before income taxes	33,242,000	6,175,000
Income tax provision	(11,655,000)	(2,277,000)

Net income	21,587,000	3,898,000
Preferred stock dividends	—	(6,847,000)

Income (loss) applicable to common stockholders	$21,587,000	$(2,949,000)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per common share	$0.54	$(0.19)

Basic weighted average common shares outstanding	39,617,000	15,193,000

Diluted earnings (loss) per common share	$0.54	$(0.19)

Diluted weighted average common shares outstanding	40,214,000	15,193,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)

Net sales	$102,653,000	$90,302,000
Cost of sales (includes inventory purchase accounting charges of $587,000 for the three months ended June 30, 2006)	57,479,000	48,199,000

Gross profit	45,174,000	42,103,000
Independent research and development costs	3,838,000	3,753,000
Selling, general and administrative expenses	10,167,000	7,537,000
Amortization of intangible assets	1,005,000	3,014,000

Operating income	30,164,000	27,799,000
Interest income	1,388,000	254,000
Interest expense	(14,165,000)	(17,395,000)

Income before income taxes	17,387,000	10,658,000
Income tax provision	(6,099,000)	(3,788,000)

Net income	11,288,000	6,870,000
Preferred stock dividends	—	(3,784,000)

Income applicable to common stockholders	$11,288,000	$3,086,000

Basic and diluted earnings per share:
Basic earnings per common share	$0.28	$0.18

Basic weighted average common shares outstanding	39,631,000	17,086,000

Diluted earnings per common share	$0.28	$0.18

Diluted weighted average common shares outstanding	40,230,000	17,544,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$21,587,000	$3,898,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,924,000	5,151,000
Amortization of program participation costs	4,362,000	1,190,000
Amortization of intangible assets	3,603,000	6,028,000
Stock-based compensation	575,000	65,000
Non-cash interest expense — amortization/write-off of debt issuance costs	1,754,000	5,001,000
Non-cash interest expense — 11 1/2% senior PIK notes	—	2,460,000
(Gain) loss on change in fair market value of interest rate swaps and caps	(1,492,000)	264,000
Inventory purchase accounting charges	587,000	12,084,000
Deferred income taxes	7,609,000	1,988,000
Changes in assets and liabilities, net of the effect of an acquisition:
Accounts receivable	(368,000)	(500,000)
Inventory	(13,341,000)	(9,267,000)
Other current assets	829,000	795,000
Program participation costs — equipment	(14,267,000)	(12,562,000)
Program participation costs — cash	(1,500,000)	(1,000,000)
Accounts payable, interest payable and other current liabilities	4,940,000	14,516,000
Pension liabilities	1,955,000	2,000,000
Postretirement benefit obligations other than pensions	1,188,000	1,344,000
Other long-term liabilities	869,000	(52,000)

Net cash provided by operating activities	24,814,000	33,403,000

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(16,016,000)	—
Capital expenditures	(12,304,000)	(3,129,000)
Payment of deferred purchase price	—	(14,773,000)

Net cash used in investing activities	(28,320,000)	(17,902,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	280,000	—
Payments of long-term debt	(15,000,000)	(19,000,000)
Excess tax benefit from stock-based compensation	8,000	—
Proceeds from issuance of 11 1/2% senior PIK notes	—	55,000,000
Net proceeds from private placement equity offerings	—	93,450,000
Redemption of senior redeemable preferred stock	—	(94,196,000)
Debt issuance costs	—	(2,096,000)

Net cash (used in) provided by financing activities	(14,712,000)	33,158,000

Net (decrease) increase in cash and cash equivalents	(18,218,000)	48,659,000
Cash and cash equivalents, beginning of period	34,816,000	15,009,000

Cash and cash equivalents, end of period	$16,598,000	$63,668,000

Supplemental cash flow information:
Interest paid during period	$26,171,000	$23,237,000

Income taxes paid during the period	$4,136,000	$767,000

Income tax refund received during the period	$—	$15,425,000

Business acquisition:
Fair value of assets acquired, including goodwill	$21,618,000
Cash paid, net of cash acquired	(16,016,000)
Issuance of note payable	(3,000,000)

Liabilities assumed	$2,602,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business, Acquisitions and Initial Public Offering

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

In March, April and May 2005, K&F received approximately $93.4 million in net proceeds from private placement offerings of its common and junior preferred stocks. K&F used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.

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

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In addition, approximately $1.8 million was charged to interest expense in the quarter ended September 30, 2005 for the write-off of unamortized debt issuance costs related to the redemption of the Senior PIK Notes.

Acquisition of K&F Industries

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

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, K&F acquired the common stock of Nasco Aircraft Brake, Inc. (“NASCO”) for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that K&F services, and provides the Company with access to proprietary technology and products that will enhance its overall product offerings. The results of operations of NASCO have been included in the consolidated statements of income since the date of acquisition. Pro forma information has not been included as the results of NASCO are not material to the Company.

2.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The management of the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the consolidated audited financial statements and notes thereto included in K&F’s December 31, 2005 Annual Report on Form 10-K.

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

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

3.	Recent Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company at the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of 2007. The Company does not believe that the adoption of SFAS No. 155 will have a significant effect on its consolidated financial statements.

Accounting Changes

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

In connection with the adoption of SFAS No. 123(R), the Company recorded $241,000 and $400,000 of stock-based compensation expense during the three and six months ended June 30, 2006, respectively. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

4.	Accounts Receivable consists of the follows:

	June 30,	December 31,
	2006	2005

Accounts receivable, principally from commercial and general aviation customers	$45,355,000	$43,626,000
Accounts receivable on U.S. Government and other long-term contracts	5,284,000	5,587,000
Allowances	(1,642,000)	(1,627,000)

	$48,997,000	$47,586,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Inventory consists of the following:

	June 30,	December 31,
	2006	2005

Raw materials and work-in-process	$38,573,000	$29,689,000
Finished goods	14,505,000	11,920,000
Inventoried costs related to U.S. Government and other long-term contracts	17,518,000	12,370,000

	$70,596,000	$53,979,000

6.	Other current liabilities consist of the following:

	June 30,	December 31,
	2006	2005

Accrued payroll and payroll related costs	$12,077,000	$14,128,000
Accrued property and other taxes	3,121,000	2,507,000
Accrued costs on long-term contracts	2,961,000	3,963,000
Accrued warranty costs	13,083,000	12,327,000
Customer credits	6,855,000	7,264,000
Postretirement benefit obligations other than pensions	6,000,000	6,000,000
Other	6,120,000	2,952,000

	$50,217,000	$49,141,000

7.	Stock Options

K&F has a stock option plan covering an aggregate of 2,500,000 authorized shares of common stock, for the benefit of, and to provide incentives to officers, directors, employees and advisors of K&F and its subsidiaries. The exercise prices of all stock options issued were equal to the market value of the Company’s common shares at the date of grant. Options issued to advisors vest immediately and options issued to officers, directors and employees vest at the rate of 20% per year. The options have a contractual life of 10 years.

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

There were 235,250 stock options granted during the three and six months ended June 30, 2006. Total stock-based compensation (included in selling, general and administrative expenses) recognized on the consolidated statements of income for the three and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively. The total compensation cost related to nonvested awards not yet recognized is $3.8 million at June 30, 2006, which will be recognized over a weighted average period of 4.1 years.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. The following tables detail the effect on net income (loss) had compensation expense for the stock option plan awards been recorded based on the fair value method under SFAS No. 123:

Three Months Ended
June 30, 2005

Reported net income	$6,870,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(127,000)

Pro forma net income	6,743,000
Less preferred stock dividends	(3,784,000)

Pro forma income applicable to common stockholders	$2,959,000

Earnings per share:
Basic — as reported	$0.18

Basic — pro forma	$0.17

Diluted — as reported	$0.18

Diluted — pro forma	$0.17

Six Months Ended
June 30, 2005

Reported net income	$3,898,000
Add: Stock-based compensation included in net income, net of related tax effects	40,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(294,000)

Pro forma net income	3,644,000
Less preferred stock dividends	(6,847,000)

Pro forma loss applicable to common stockholders	$(3,203,000)

Loss per share:
Basic — as reported	$(0.19)

Basic — pro forma	$(0.21)

Diluted — as reported	$(0.19)

Diluted — pro forma	$(0.21)

The assumptions used to value option grants for the three and six months ended June 30, 2005 are as follows:

Volatility	32.88%
Risk free interest rate	3.97%
Dividend yield	0.0%
Expected life	7.0 years

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The assumptions used to value option grants for the three and six months ended June 30, 2006 are as follows:

Volatility	23.86%
Risk free interest rate	5.03%
Dividend yield	0.0%
Expected life	7.0 years

Stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2005	1,404,821	$5.50
Granted	235,250	17.80
Exercised	(53,565)	5.22
Forfeited or expired	—	—

Outstanding at June 30, 2006	1,586,506	7.33

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.4 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value of K&F’s common stock and the exercise price of the shares. The weighted average grant date fair value for options granted during the three and six months ended June 30, 2006 was $6.94 per share. The weighted average grant date fair value for options granted during the three and six months ended June 30, 2005 was $2.25 per share. Cash received from the exercise of stock options during the six months ended June 30, 2006 and 2005 was $0.3 million and $0.0 million, respectively. The tax benefit from stock option exercises was $3,000 and $8,000 for the three and six months ended June 30, 2006, respectively. There were no exercises in 2005.

The following summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Life (Years)	Exercise Price

$ 5.22	1,317,175	8.5	$5.22	243,570	8.5	$5.22
15.16	5,000	9.3	15.16	—	—	—
17.00	29,081	9.4	17.00	—	—	—
17.80	235,250	9.8	17.80	—	—	—

	1,586,506	8.7	7.33	243,570	8.5	5.22

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $16.5 million and $3.0 million, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0.6 million and was $0.1 million, during the three and six months ended June 30, 2005.

At June 30, 2006, there were 859,929 shares available for future grants under the terms of the stock option plan. The Company is authorized to issue new shares upon the exercise of stock options awarded under the plan.

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

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s effective tax rate of 35.1% for the three months ended June 30, 2006 differs from the statutory rate of 35.0% as a result of state and local income taxes, partially offset by tax benefits derived from export sales and domestic production activities. The Company’s effective tax rate of 35.5% for the three months ended June 30, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in tax reserves, partially offset by tax benefits derived from export sales.

The Company’s effective tax rate of 35.1% for the six months ended June 30, 2006 differs from the statutory rate of 35.0% as a result of state and local income taxes, partially offset by tax benefits derived from export sales and domestic production activities. The Company’s effective tax rate of 36.9% for the six months ended June 30, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in tax reserves, partially offset by tax benefits derived from export sales.

9.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits and claims cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate outcome will not have a material adverse effect on the consolidated financial statements.

10.	Comprehensive Income

	Three Months Ended
	June 30,	June 30,
	2006	2005

Net income	$11,288,000	$6,870,000
Other comprehensive income (loss):
Cumulative translation adjustments	89,000	(118,000)

Comprehensive income	$11,377,000	$6,752,000

	Six Months Ended
	June 30,	June 30,
	2006	2005

Net income	$21,587,000	$3,898,000
Other comprehensive income (loss):
Cumulative translation adjustments	96,000	(150,000)

Comprehensive income	$21,683,000	$3,748,000

11.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill and intangible assets not subject to amortization consist of the following:

	June 30,	December 31,
	2006	2005

Goodwill	$852,770,000	$841,049,000
Trademarks	6,205,000	5,588,000

Total unamortizable intangible assets	$858,975,000	$846,637,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Goodwill allocated to business segments at June 30, 2006 and December 31, 2005 is as follows:

	Aircraft Braking
	Systems	Engineered Fabrics	Total

Balance at December 31, 2005	$765,380,000	$75,669,000	$841,049,000
Increase	11,721,000	—	11,721,000

Balance at June 30, 2006	$777,101,000	$75,669,000	$852,770,000

The increase in the carrying amount of goodwill during the six months ended June 30, 2006 represents the preliminary goodwill acquired in connection with the acquisition of NASCO on April 1, 2006. The Company is in the process of finalizing third party valuations of certain intangible assets, thus the allocation of the purchase price relating to the acquisition of NASCO is subject to refinement. The Company performs an annual impairment test of goodwill during the fourth quarter of each year, or anytime there is an indication of potential impairment.

Intangible assets subject to amortization consist of the following:

				Estimated
	June 30, 2006			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(5,836,000)	$20,763,000	9 years

Program participation costs	$220,992,000	$(8,564,000)	$212,428,000	25 years

Amortized intangible assets:
Customer relationships	$13,857,000	$(5,228,000)	$8,629,000	22 years
Engineering drawings	20,881,000	(1,878,000)	19,003,000	18 years
Contract backlog	12,401,000	(6,163,000)	6,238,000	3 years
In-house libraries	8,297,000	(746,000)	7,551,000	18 years
Technology licenses	7,464,000	(1,158,000)	6,306,000	10 years
Patents	4,017,000	(622,000)	3,395,000	11 years

Total amortizable intangible assets	$66,917,000	$(15,795,000)	$51,122,000

.

				Estimated
	December 31, 2005			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(4,082,000)	$22,517,000	9 years

Program participation costs	$205,225,000	$(4,202,000)	$201,023,000	25 years

Amortized intangible assets:
Customer relationships	$12,749,000	$(4,938,000)	$7,811,000	24 years
Engineering drawings	20,881,000	(1,299,000)	19,582,000	18 years
Contract backlog	12,203,000	(4,225,000)	7,978,000	3 years
In-house libraries	8,297,000	(516,000)	7,781,000	18 years
Technology licenses	7,003,000	(784,000)	6,219,000	10 years
Patents	4,017,000	(430,000)	3,587,000	11 years

Total amortizable intangible assets	$65,150,000	$(12,192,000)	$52,958,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

During the fourth quarter of 2005, the Company finalized the allocation of purchase price relating to the Acquisition. This resulted in the reallocation of approximately $126.0 million from customer relationships to program participation costs. The estimated weighted average useful life is 25 years for both of these intangible assets at Aircraft Braking Systems. Amortization of program participation costs is recorded as a charge to cost of sales while amortization of customer relationships is charged to amortization of intangible assets. This reallocation will have no effect on net income, but gross profit will be reduced by approximately $5.0 million per year, for the life of this asset, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes.

During the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements.

The aggregate amortization expense during the three months ended June 30, 2006 and 2005 was $4.1 million and $3.6 million, respectively, and $8.0 million and $7.2 million during the six months ended June 30, 2006 and 2005, respectively.

The estimated amortization expense for intangible assets, program participation costs and debt issuance costs (non-cash interest), assuming no increases or decreases in the gross carrying amounts, for the balance of the year and in each of the five succeeding years, is as follows:

		Program	Debt
	Intangible	Participation	Issuance
	Asset -	Costs -	Costs -
Year Ending December 31,	Amortization	Amortization	Amortization

Remainder of 2006	$3,800,000	$4,400,000	$1,700,000
2007	7,000,000	8,800,000	3,400,000
2008	4,100,000	8,800,000	3,200,000
2009	3,300,000	8,800,000	3,100,000
2010	3,300,000	8,800,000	3,000,000
2011	3,100,000	8,800,000	2,700,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	June 30,		June 30,
	2006		2005

Net Sales:
Aircraft Braking Systems	$84,234,000	(a)	$73,737,000
Engineered Fabrics	18,419,000		16,565,000

	$102,653,000		$90,302,000

Operating Profit:
Aircraft Braking Systems	$27,706,000	(b)	$26,159,000
Engineered Fabrics	2,458,000		1,640,000

Operating income	30,164,000		27,799,000
Interest expense, net of interest income	(12,777,000)		(17,141,000)

Income before income taxes	$17,387,000		$10,658,000

(a)	Includes $2.4 million of sales relating to past due amounts owed under a licensing agreement.

(b)	Includes a $2.2 million charge related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006.

	Six Months Ended
	June 30,		June 30,
	2006		2005
Net Sales:
Aircraft Braking Systems	$160,176,000	(a)	$147,661,000
Engineered Fabrics	33,539,000		31,331,000

	$193,715,000		$178,992,000

Operating Profit:
Aircraft Braking Systems	$55,120,000	(b)	$39,585,000
Engineered Fabrics	4,014,000		2,043,000

Operating income	59,134,000		41,628,000
Interest expense, net of interest income	(25,892,000)		(35,453,000)

Income before income taxes	$33,242,000		$6,175,000

(a)	Includes $2.4 million of sales relating to past due amounts owed under a licensing agreement.

(b)	Includes a $2.2 million charge related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006.

	June 30,	December 31,
	2006	2005
Total Assets:
Aircraft Braking Systems	$1,250,411,000	$1,221,962,000
Engineered Fabrics	138,030,000	133,731,000
Debt issuance costs, net, not allocated to segments	20,763,000	22,517,000
Corporate assets	6,014,000	3,903,000

	$1,415,218,000	$1,382,113,000

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The results from April 1, 2006 for NASCO are included within the results for Aircraft Braking Systems.

13.	Earnings Per Share

	Three Months Ended
	June 30,	June 30,
	2006	2005

Basic Earnings Per Common Share:
Net income	$11,288,000	$6,870,000
Less preferred stock dividends	—	(3,784,000)

Income applicable to common stockholders (numerator)	11,288,000	3,086,000
Weighted average common shares outstanding (denominator)	39,631,000	17,086,000

Basic earnings per common share	$0.28	$0.18

Diluted Earnings Per Common Share:
Income applicable to common stockholders (numerator)	$11,288,000	$3,086,000
Weighted average common shares outstanding	39,631,000	17,086,000
Effect of dilutive stock options	599,000	458,000

Total diluted weighted average common shares outstanding (denominator)	40,230,000	17,544,000

Diluted earnings per common share	$0.28	$0.18

	Six Months Ended
	June 30,	June 30,
	2006	2005

Basic Earnings (Loss) Per Common Share:
Net income	$21,587,000	$3,898,000
Less preferred stock dividends	—	(6,847,000)

Income (loss) applicable to common stockholders (numerator)	21,587,000	(2,949,000)
Weighted average common shares outstanding (denominator)	39,617,000	15,193,000

Basic earnings (loss) per common share	$0.54	$(0.19)

Diluted Earnings (Loss) Per Common Share:
Income (loss) applicable to common stockholders (numerator)	$21,587,000	$(2,949,000)
Weighted average common shares outstanding	39,617,000	15,193,000
Effect of dilutive stock options	597,000	—

Total diluted weighted average common shares outstanding (denominator)	40,214,000	15,193,000

Diluted earnings (loss) per common share	$0.54	$(0.19)

During the three months ended June 30, 2006 and 2005 and during the six months ended June 30, 2006 and 2005, options to purchase 235,250 shares, 0 shares, 264,331 shares and 1,370,740 shares, respectively, of common stock have been excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

K&F INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

14.	Product Warranty

Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the six months ended June 30, 2006 is as follows:

Balance at December 31, 2005	$12,674,000
Current provisions	3,595,000
Expenditures	(2,085,000)

Balance at June 30, 2006	$14,184,000

The current and long-term portions of product warranties are as follows:

	June 30,	December 31,
	2006	2005

Current liabilities	$13,083,000	$12,327,000
Long-term liabilities	1,101,000	347,000

Total	$14,184,000	$12,674,000

15.	Employee Benefit Plans

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$1,083,000	$836,000	$2,166,000	$2,061,000
Interest cost	2,285,000	2,192,000	4,570,000	4,385,000
Expected return on plan assets	(2,280,000)	(2,228,000)	(4,560,000)	(4,446,000)

Net periodic benefit cost	$1,088,000	$800,000	$2,176,000	$2,000,000

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$448,000	$478,000	$896,000	$956,000
Interest cost	1,400,000	1,396,000	2,800,000	2,792,000

Net periodic benefit cost	$1,848,000	$1,874,000	$3,696,000	$3,748,000

The Company did not make any contributions to its qualified defined benefit pension plans during the first six months of 2006 and does not plan to make any during the remainder of 2006. The Company made $0.2 million of contributions related to its supplemental executive retirement plan during the first six months of 2006 and expects to contribute an additional $0.3 million during the remainder of 2006.

16.	Financial Instruments

The carrying amounts of all financial instruments reported on the consolidated balance sheets at June 30, 2006 and December 31, 2005 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $310.0 million and $317.0 million at June 30, 2006 and December 31, 2005, respectively. The estimated fair value of the Company’s outstanding indebtedness on the credit facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

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

The three month LIBOR interest rate at June 30, 2006 was 5.48%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The carrying amount of the interest rate cap was recorded as a long-term asset of $161,000 and $87,000 on the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively. The change in its fair value of $40,000 and ($235,000) was recorded in the consolidated statements of income as a reduction to interest expense during the three months ended June 30, 2006 and as an increase during the three months ended June 30, 2005, respectively. The change in its fair value of $74,000 and ($264,000) was recorded in the consolidated statements of income as a reduction to interest expense during the six months ended June 30, 2006 and as an increase during the six months ended June 30, 2005, respectively.

The fair values of the interest rate swaps at June 30, 2006 and December 31, 2005 were $2.8 million and $1.4 million, respectively, which were recorded as long-term assets on the consolidated balance sheets. The change in the fair value of the interest rate swaps was recorded as a reduction to interest expense in the consolidated statements of income of $512,000 and $0.0 during the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.0 million during the six months ended June 30, 2006 and 2005, respectively. The Company received payment of $153,000 from the counterparties to the interest rate swaps during the three months ended June 30, 2006, which was recorded as interest income in the consolidated statements of income during the three and six months ended June 30, 2006. No payments have been received prior to this.

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

General

K&F Industries Holdings, Inc., together with its subsidiaries K&F Industries, Inc. and subsidiaries, or “K&F Industries,” and collectively with K&F Industries Holdings, Inc. and subsidiaries, “K&F,” “we,” “our” or the “Company” is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics”.

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

In evaluating Aircraft Braking Systems, management also analyzes both reported Available Seat Miles, or “ASMs,” computed by measuring for each flight total seat capacity multiplied by the number of miles flown and reported Revenue Passenger Miles, or “RPMs,” which are defined as the number of passengers multiplied by the miles flown, to asses the overall state of the commercial aerospace industry. Management also reviews both historical and projected ASM and RPM statistics to evaluate Aircraft Braking System’s past performance and to assist in predicting future expenditures and operating performance.

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

We believe our position in the aerospace industry is balanced and thus may mitigate general industry risks. We service a diversified portfolio of customers across the commercial transport, general aviation and military sectors. Historically, declines in any one sector have often been offset by increased revenues in another. For example, the commercial transport and general aviation sectors that we serve were adversely affected by September 11, 2001, but the downturn in those markets was partially offset by an increase in military aircraft spending. Our sales in both the commercial transport and the general aviation sectors have shown recovery from the downturn. In addition, we have not suffered any significant losses due to the bankruptcies of some airline operators.

We believe that conditions in the commercial transport and general aviation market sectors continue to improve. We expect to see growth in the high-cycle regional jet market as airlines continue to increase their use of regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We believe that this growth will be driven by the 70-90 passenger regional jets (Embraer ERJ-170/190 and Bombardier CRJ-700/900) as opposed to the more mature 30-50 passenger regional jets. We also expect growth in the high-end business jet market due to the perception that they provide greater productivity, comfort, convenience and security, as well as the continued popularity of fractional ownership. We believe we are well-positioned to win new opportunities for original equipment and replacement part sales in these sectors, but if these sectors do not grow as we expect, such opportunities may not arise. We saw strength in sales in the military and general aviation sectors during the three and six months ended June 30, 2006, while commercial transport sales were up slightly for the three and six month periods when compared with the prior year.

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

At Engineered Fabrics, we have seen a trend where original equipment manufacturers outsource portions of their manufacturing process. We intend to capitalize on this trend to add additional products to aircraft on which we already supply existing products.

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

Acquisition of K&F Industries

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

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, we acquired the common stock of Nasco Aircraft Brake, Inc., or “NASCO” for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that K&F services, and will provides us with access to proprietary technology and products that enhance our overall product offerings. The results of operations of NASCO have been included in the consolidated statements of income since the date of acquisition.

Non-GAAP Financial Information

“EBITDA” represents net income before interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections and as a metric to determine our ability to service our debt. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Also, our calculations of EBITDA may not be comparable to similarly entitled measures reported by other companies.

The following tables represent a reconciliation of net income to EBITDA, for the periods indicated:

	Three Months Ended
	June 31, 2006		June 31, 2005

Net income	$11,288,000		$6,870,000
Adjustments:
Depreciation and amortization expense	7,135,000		6,236,000
Interest expense, net of interest income	12,777,000		17,141,000
Income tax provision	6,099,000		3,788,000

EBITDA	$37,299,000	(a)(b)	$34,035,000	(a)

(a)	Includes pre-tax non-cash stock-based compensation expense of $0.3 million and $0.1 million during the three months ended June 30, 2006 and 2005, respectively.

(b)	Includes pre-tax inventory purchase accounting charges of $0.6 million during the three months ended June 30, 2006.

	Six Months Ended
	June 30, 2006		June 30, 2005

Net income	$21,587,000		$3,898,000
Adjustments:
Depreciation and amortization expense	13,889,000		12,369,000
Interest expense, net of interest income	25,892,000		35,453,000
Income tax provision	11,655,000		2,277,000

EBITDA	$73,023,000	(a)(b)	$53,997,000	(a)(b)

(a)	Includes pre-tax non-cash stock-based compensation of $0.6 million and $0.1 million during the six months ended June 30, 2006 and 2005, respectively.

(b)	Includes pre-tax inventory purchase accounting charges of $0.6 million and $12.1 million during the six months ended June 30, 2006 and 2005, respectively.

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

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional write-downs may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to each of our operating segments, and we do not anticipate any changes to our policy in the near term.

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

The expected long-term rate of return determined on this basis was 9.0% in both 2005 and 2006. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10% and 40% in fixed income, with an expected long-term rate of return on assets of 7%.

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

Business Segment Financial Information

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Sales:
Aircraft Braking Systems	$84,234,000	$73,737,000	$160,176,000	$147,661,000
Engineered Fabrics	18,419,000	16,565,000	33,539,000	31,331,000

Total	$102,653,000	$90,302,000	$193,715,000	$178,992,000

Gross Profit:
Aircraft Braking Systems	$41,417,000	$38,441,000	$80,392,000	$64,695,000
Engineered Fabrics	3,757,000	3,662,000	6,643,000	5,632,000

Total	$45,174,000	$42,103,000	$87,035,000	$70,327,000

Gross Profit Margin:
Aircraft Braking Systems	49.2%	52.1%	50.2%	43.8%
Engineered Fabrics	20.4%	22.1%	19.8%	18.0%
Consolidated	44.0%	46.6%	44.9%	39.3%

Consolidated Comparison of Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005

Our net sales for the six months ended June 30, 2006 totaled $193,715,000, reflecting an increase of $14,723,000, compared with $178,992,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $12,515,000 and at Engineered Fabrics of $2,208,000.

Military sales at Aircraft Braking Systems increased $8,024,000, primarily due to higher sales of wheels and brakes on the Boeing B-1B and the Lockheed Martin C-130 programs and due to the settlement with a customer for approximately $2.4 million relating to past due amounts owed to us by them under a licensing agreement. General aviation sales at Aircraft Braking Systems increased $4,256,000, primarily due to higher sales of wheels and brakes on Raytheon, Lear and Dassault aircraft. Commercial transport sales at Aircraft Braking Systems increased $235,000, primarily due to higher sales of wheels and brakes on the Embraer ERJ-170 and ERJ-190 and the Boeing MD-90 programs and higher sales of brake control systems on the Boeing MD-11 program, partially offset by lower sales of wheels and brakes on the Boeing DC-9 and DC-10 and the Bombardier CRJ-100/200 and CRJ-700 programs. Sales at Engineered Fabrics increased $2,208,000 primarily due to higher military sales of fuel tanks for the Boeing AH-64, CH-47 and KC-135, the Lockheed Martin C-130 and various other fuel tank programs, partially offset by lower sales on the Northrop Grumman T-38 and Sikorky SH-60 Seahawk programs.

Our gross profit increased by $16,708,000 to $87,035,000, or 44.9% of sales for the six months ended June 30, 2006, compared with $70,327,000, or 39.3% of sales for the same period in the prior year. The increase in gross profit was primarily attributable to $12,084,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition, higher sales volume and results of our productivity initiatives. Partially offsetting this increase was a $2,170,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006, higher amortization of Program Participation Costs (see table below) and intangible assets and inventory purchase accounting charges of $0.6 million related to the NASCO acquisition.

The following table provides additional information detailing Program Participation Costs:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Gross Program Participation Costs	$20,877,000	$19,931,000
Amount capitalized during period	(15,767,000)	(13,562,000)
Amortization of Program Participation Costs	4,362,000	1,190,000

Program Participation Costs expensed in period	$9,472,000	$7,559,000

Aircraft Braking Systems’ gross profit was $80,392,000, or 50.2% of sales for the six months ended June 30, 2006, compared with $64,695,000, or 43.8% of sales for the same period in the prior year. The gross margin increased primarily due to $11,293,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition, the beneficial overhead absorption effect of fixed costs relating to the higher sales and results of our productivity initiatives. Partially offsetting this increase was a $2,170,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006, higher amortization of Program Participation Costs (see table above) and intangible assets and inventory purchase accounting charges $0.6 million related to the NASCO acquisition. Engineered Fabrics’ gross profit was $6,643,000, or 19.8% of sales for the six months ended June 30, 2006, compared with $5,632,000, or 18.0% of sales for the same period in the prior year. The gross margin increased primarily due to $791,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition and the beneficial overhead absorption effect of fixed costs attributable to the higher sales volume, partially offset by an unfavorable mix of products sold and higher amortization of intangible assets.

Independent research and development costs increased by $291,000 for the six months ended June 30, 2006, as compared with the same period in the prior year. This increase was primarily due to advancement of our electric brake technology and higher development costs on the Embraer Phenom 100 program, partially offset by decreases on various other research and development programs.

Selling, general and administrative expenses increased by $2,224,000 during the six months ended June 30, 2006, as compared with the same period in the prior year. This increase was primarily due to higher legal and consulting fees in addition to insurance premiums, accounting and other compliance and administrative expenses as a result of being a publicly traded company since August 2005, as well as higher sales commissions and the adoption of SFAS No. 123(R) in 2006 which resulted in $400,000 of stock-based compensation expense.

Amortization of intangible assets decreased by $3,313,000 during the six months ended June 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126.0 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of certain intangible assets is charged to operating expense. In addition, during the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements. See Note 11 to the condensed consolidated financial statements.

Our net interest expense decreased by $9,561,000 during the six months ended June 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to interest and amortization of debt issuance costs in 2005 related to the Senior Preferred Stock and on the Senior PIK Notes which were not outstanding during 2006, as both were redeemed during 2005, gains related to fair value adjustments for our interest rate swaps, interest earned on the settlement of past due amounts owed under a licensing agreement and a lower average outstanding balance on our senior term loans, partially offset by higher interest rates on the senior term loans.

Our effective tax rate of 35.1% for the six months ended June 30, 2006 differs from the statutory rate of 35.0% as a result of state and local income taxes, partially offset by tax benefits derived from export sales and domestic production activities. Our effective tax rate of 36.9% for the six months ended June 30, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in our tax reserves, partially offset by tax benefits derived from export sales.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005

Our net sales for the three months ended June 30, 2006 totaled $102,653,000, reflecting an increase of $12,351,000, compared with $90,302,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $10,497,000 and at Engineered Fabrics of $1,854,000.

Military sales at Aircraft Braking Systems increased $7,425,000, primarily due to higher sales of wheels and brakes on the Boeing B-1B and the Lockheed Martin C-130 programs and due to the settlement with a customer for approximately $2.4 million relating to past due amounts owed to us by them under a licensing agreement. General aviation sales at Aircraft Braking Systems increased $1,642,000, primarily due to higher sales of wheels and brakes on Gulfstream aircraft. Commercial transport sales at Aircraft Braking Systems increased $1,430,000, primarily due to higher sales of brake control systems on the Boeing MD-11 program and higher sales of wheels and brakes on the Fokker FO-100, Embraer ERJ-170 and Boeing MD-90 programs, partially offset by lower sales of wheels and brakes on the Boeing DC-9 and DC-10 and the Bombardier CRJ-100/200 and CRJ-700 programs. Sales at Engineered Fabrics increased $1,854,000 primarily due to higher military sales of fuel tanks for the Boeing AH-64, Lockheed Martin C-130 and various other fuel tanks programs, partially offset by lower sales on the Sikorsky UH-60 Blackhawk and Northrop Grumman T-38 programs.

Our gross profit increased by $3,071,000 to $45,174,000, or 44.0% of sales for the three months ended June 30, 2006, compared with $42,103,000, or 46.6% of sales for the same period in the prior year. The increase in gross profit was primarily attributable to the higher sales volume and results of our productivity initiatives, partially offset by a $2,170,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006, higher amortization of Program Participation Costs (see table below) and intangible assets and inventory purchase accounting charges of $0.6 million related to the NASCO acquisition.

The following table provides additional information detailing Program Participation Costs:

	Three Months Ended
	June 30,	June 30,
	2006	2005

Gross Program Participation Costs	$11,306,000	$10,861,000
Amount capitalized during period	(8,748,000)	(7,704,000)
Amortization of Program Participation Costs	2,219,000	631,000

Program Participation Costs expensed in period	$4,777,000	$3,788,000

Aircraft Braking Systems’ gross profit was $41,417,000, or 49.2% of sales for the three months ended June 30, 2006, compared with $38,441,000, or 52.1% of sales for the same period in the prior year. The gross margin decreased primarily due to a $2,170,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006, higher amortization of Program Participation Costs (see table above) and intangible assets and inventory purchase accounting charges of $0.6 million related to the NASCO acquisition, partially offset by the beneficial overhead absorption effect of fixed costs relating to the higher sales and results of our productivity initiatives. Engineered Fabrics’ gross profit was $3,757,000, or 20.4% of sales for the three months ended June 30, 2006, compared with $3,662,000, or 22.1% of sales for the same period in the prior year. The gross margin decreased primarily due to an unfavorable mix of products sold and higher amortization of intangible assets, partially offset by the beneficial overhead absorption effect attributable to the higher sales volume.

Independent research and development costs increased by $85,000 for the three months ended June 30, 2006, as compared with the same period in the prior year. This increase was primarily due to advancement of our electric brake technology and higher development costs on the Embraer Phenom 100 program, partially offset by decreases on various other research and development programs.

Selling, general and administrative expenses increased by $2,630,000 during the three months ended June 30, 2006, as compared with the same period in the prior year. This increase was primarily due to higher legal and consulting fees in addition to insurance premiums, accounting and other compliance and administrative expenses as a result of being a publicly traded company since August 2005, as well as higher sales commissions and the adoption of SFAS No. 123(R) in 2006 which resulted in $241,000 of stock-based compensation expense.

Amortization of intangible assets decreased by $2,009,000 during the three months ended June 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126.0 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of certain intangible assets is charged to operating expense. In addition, during the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements. See Note 11 to the condensed consolidated financial statements.

Our net interest expense decreased by $4,364,000 during the three months ended June 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to interest and amortization of debt issuance costs in 2005 related to the Senior Preferred Stock and on the Senior PIK Notes which were not outstanding during 2006, as both were redeemed during 2005, gains related to fair value adjustments for our interest rate swaps, interest earned on the settlement of past due amounts owed under a licensing agreement and a lower average outstanding balance on our senior term loans, partially offset by higher interest rates on the senior term loans.

Our effective tax rate of 35.1% for the three months ended June 30, 2006 differs from the statutory rate of 35.0% as a result of state and local income taxes, partially offset by tax benefits derived from export sales and domestic production activities. Our effective tax rate of 35.5% for the three months ended June 30, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in our tax reserves, partially offset by tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $16.6 million at June 30, 2006, compared with $34.8 million at December 31, 2005. Our total debt was $751.6 million at June 30, 2006 and $766.6 million at December 31, 2005. We repaid $15.0 million of debt and we acquired NASCO for $16.0 million in cash and a $3.0 million note during the six months ended June 30, 2006. We had $48.4 million (which is net of letters of credit of $1.6 million) available to borrow under our $50 million revolving credit facility. At June 30, 2006, we had outstanding $315.0 million of 7 3/4% notes, $0.6 million of 9 5/8% notes and $436.0 million of variable rate indebtedness which had a weighted average interest rate of 7.11%. On July 24, 2006, we made a $7.0 million voluntary prepayment on our term loan borrowings.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

Our management believes that our cash on hand, together with cash from operations of K&F Industries and, if required, borrowings under K&F Industries revolving credit facility, will be sufficient for our short-term and long-term cash requirements.

The credit facility contains certain covenants and events of default that limit K&F Industries and its subsidiaries from among other things, incurring additional indebtedness, paying dividends, creating liens, making asset sales, making certain restricted payments, making capital expenditures, creating guarantee obligations, creating material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at June 30, 2006.

In February 2005, K&F issued $55.0 million of 11 1/2% Senior PIK Notes due 2015, or the “Senior PIK Notes.” K&F used the proceeds of the Senior PIK Notes to redeem a portion of its 15% senior redeemable preferred stock, or the “Senior Preferred Stock.” The Senior PIK Notes were redeemed in September 2005.

In March, April and May 2005, K&F received approximately $93.4 million in net proceeds from private placement offerings of its common and junior preferred stocks. K&F used the proceeds of these offerings to redeem the remaining Senior Preferred Stock.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, our contractual obligations have not materially changed from December 31, 2005.

Cash Flows

During the six months ended June 30, 2006, net cash provided by operating activities amounted to $24,814,000 compared with $33,403,000 for the same period in the prior year, a decrease of $8,589,000. Our cash flows from operating activities decreased from the prior year primarily due to the receipt of a $15,425,000 income tax refund received in 2005 relating to expenses incurred in connection with the Acquisition (this item is included in other current liabilities on the statement of cash flows during the six months ended June 30, 2005), a higher increase in inventory and higher interest payments, partially offset by higher net income in 2006. The increase in the inventory balance at June 30, 2006 versus December 31, 2005 primarily relates to inventory built to support higher projected sales over the remainder of the year and timing as a result of the mix of products sold versus inventory on hand.

During the six months ended June 30, 2006, net cash used in investing activities amounted to $28,320,000 versus $17,902,000 for the same period in the prior year, an increase of $10,418,000. This increase was due to the acquisition of NASCO for $16,016,000 and capital expenditures of $12,304,000 primarily relating to our new carbon manufacturing facility in Danville, Kentucky, versus the payment of $14,773,000 of deferred purchase price related to the Acquisition and capital expenditures of $3,129,000 in the prior year.

During the six months ended June 30, 2006, net cash used in financing activities amounted to $14,712,000 versus $33,158,000 provided by financing activities for the same period in the prior year. Cash used in financing activities in 2006 primarily related to the payment $15,000,000 of debt. Cash provided by financing activities in 2005 relates to the payment of $19.0 million of debt, the redemption of $94.2 million of our Senior Preferred Stock and payment of $2.1 million for debt issuance costs, partially offset by the issuance $55.0 million of Senior PIK Notes and the receipt of $93.4 million of private equity proceeds.

Current Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or “FASB” issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” or, “FIN 48”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us at the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be as of the beginning of 2007. We do not believe that the adoption of SFAS No. 155 will have a significant effect on our consolidated financial statements.

Accounting Changes

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

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

We had $315.6 million of total fixed rate debt and $436.0 million of variable rate debt outstanding at June 30, 2006. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.5 million.

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

The three month LIBOR interest rate at June 30, 2006 was 5.48%.

The carrying amount of the interest rate cap was recorded as a long-term asset of $161,000 and $87,000 on the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively. The change in its fair value of $40,000 and $(235,000) was recorded in the consolidated statements of income as a reduction to interest expense during the three months ended June 30, 2006 and as an increase during the three months ended June 30, 2005, respectively. The change in its fair value of $74,000 and $(264,000) was recorded in the consolidated statements of income as a reduction to interest expense during the six months ended June 30, 2006 and as an increase during the six months ended June 30, 2005, respectively.

The fair values of the interest rate swaps at June 30, 2006 and December 31, 2005 were $2.8 million and $1.4 million, respectively, which were recorded as long-term assets on the consolidated balance sheets. The change in the fair value of the interest rate swaps was recorded as a reduction to interest expense in the consolidated statements of income of $0.5 million and $0.0 million during the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.0 million during the six months ended June 30, 2006 and 2005, respectively. We received payment of $153,000 from the counterparties to the interest rate swaps during the three months ended June 30, 2006, which was recorded as interest income in the consolidated statements of income during the three and six months ended June 30, 2006. No payments have been received prior to this.

We have no other derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 25, 2006, the following matters set forth in our Proxy Statement dated April 24, 2006, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The nominees listed below were elected directors for a term of office expiring in 2009, with the respective votes set forth opposite their names:

	For	Withheld
Lawrence A. Bossidy	24,058,502	4,552,825
Gerald L. Parsky	23,827,491	4,783,836
J. Thomas Zusi	27,818,211	793,116

Continuing directors are Dale F. Frey and John T. Mapes, whose terms expire in 2007, and Thomas A. Johnson and Kenneth M. Schwartz, whose terms expire in 2008. Jack O. Peiffer has since been appointed a director for a term expiring in 2008.

2. A proposal seeking approval of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006 was approved, with 28,509,615 votes cast FOR, 101,512 votes cast AGAINST, and 200 abstentions.

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

Items 1, 1A, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

K&F INDUSTRIES HOLDINGS, INC.
                Registrant

/s/  DIRKSON R. CHARLES
Dirkson R. Charles
Executive Vice President and Chief Financial Officer
and Registrant’s Authorized Officer

Dated: August 14, 2006