Form 10-K/A
period 2006-12-31
K&F Industries Holdings, Inc.
filed 2007-04-30
CIK 1310663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

As of April 5, 2007, there were 39,642,911 shares of common stock outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K solely to include the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K, because the Registrant’s definitive proxy statement will not be filed before April 30, 2007 (i.e., within 120 days after the end of Registrant’s 2006 fiscal year) pursuant to Regulation 14A. On March 6, 2007, the Registrant announced a merger agreement, pursuant to which the Registrant will merge with a subsidiary of Meggitt-USA, Inc. Accordingly, information that Registrant expected to incorporate by reference to a definitive proxy statement filed in connection with Registrant’s annual meeting of shareholders will not be filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors.

Our Board is divided into three classes of directors, each class serving for a term of three years. The current directors and their terms of office are as follows:

DIRECTORS WHOSE TERMS EXPIRE IN 2007

Dale F. Frey, age 74, has served as a director of K&F since May 2005 and as a director of K&F Industries since January 2005. Mr. Frey has been a member of the Investment Advisory Committee of Aurora Capital Group since 1999. Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980. Mr. Frey is a director of The Yankee Candle Company, Inc., Ambassador Group, Inc. Community Health Systems and 24/7 Fitness. Mr. Frey has a masters degree in finance and accounting and has worked in public accounting.

John T. Mapes, age 37, has served as a director of K&F and as a director of K&F Industries since November 2004 and was a Vice President and the Chief Financial Officer of K&F from November 2004 to February 2005. Mr. Mapes is a partner of Aurora Capital Group, which he joined in 1992. Prior to joining Aurora Capital Group, Mr. Mapes worked with Salomon Brothers in the corporate finance group.

DIRECTORS WHOSE TERMS EXPIRE IN 2008

Thomas A. Johnson, age 66, has served as a director of K&F since May 2005 and as a director of K&F Industries since January 2005. Prior to his retirement in 2000, Mr. Johnson was Vice President/General Manager of Allied Signal Aerospace’s Commercial Auxiliary Power Units business, a position he had held since 1995, President of Allied Signal Aerospace’s Aircraft Landing Systems business from 1989 to 1995, and director of Material & Business Systems for Aircraft Landing Systems from 1980 to 1989.

Kenneth M. Schwartz, age 57, has served as a director of K&F since May 2005 and President and Chief Executive Officer of K&F since February 2005. He has served as K&F Industries Chief Executive and been a director of K&F Industries since November 2004, and he was K&F Industries’ President and Chief Operating Officer from March 2000 through November 2004. Mr. Schwartz was K&F Industries’ Executive Vice President from January 1996 to March 2000 and from June 1989 to January 1996, held the positions of Chief Financial Officer, Treasurer and Secretary. Previously, he was the Corporate Director of Internal Audit for Loral Corporation and held various positions with a predecessor to the accounting firm of Deloitte & Touche LLP.

Jack O. Peiffer, age 72 has served as a director of K&F and K&F Industries and a member of the Audit Committee since May 2006. Prior to his retirement in 1994, he was Senior Vice President — Human Resources for General Electric Supply Company, and before that he held positions that included Vice President and General Manager for General Electric Supply Company and Senior Financial Management in the Industrial Diamond business, the Chemical and Metallurgical Group and the Technical Materials Sector of General Electric.

DIRECTORS WHOSE TERMS EXPIRE IN 2009

Lawrence A. Bossidy, age 72, has served as the Chairman of the Board of K&F since May 2005 and as a director of K&F Industries since November 2004. He has been a member of the Investment Advisory Committee of Aurora Capital Group since 2002 and from 2000 to 2001. Mr. Bossidy served as Chairman and Chief Executive Officer of Honeywell International Inc. from 1999 to 2000 and from 2001 to 2002. Prior to that he was Chairman and Chief Executive Officer of Allied Signal Inc., from 1991 to 1999. Mr. Bossidy is a director of Merck & Co., Inc., Berkshire Bank and JPMorgan Chase & Co.

Gerald L. Parsky, age 63, has served as a director of K&F and K&F Industries since November 2004 and was the President and Chief Executive Officer of K&F from November 2004 to February 2005. Mr. Parsky is the Chairman and a founding partner of Aurora Capital Group. Prior to founding Aurora Capital Group in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committee of the law firm of Gibson Dunn & Crutcher LLP. Prior to that he served as Assistant Secretary of the Treasury for International Affairs.

J. Thomas Zusi, age 63, has served as a director of K&F and K&F Industries since September 2005. Prior to his retirement from Allied Signal Inc. in 1999, he was corporate Vice President, Finance — Business Analysis and Operations of Allied Signal Inc. He was Aerospace Sector Vice President, Financial CFO from 1994 to 1999 and had responsibility in the accounting and controls area at Allied Signal Inc. after joining in 1981 as director — corporate auditing. Mr. Zusi has a master’s degree in finance and economics and has worked in public accounting.

The table below provides membership information for each Committee of the Board of Directors.

Nominating and
Corporate
Name	Audit	Governance	Compensation	Executive

Lawrence A. Bossidy		X	X	X
Thomas A. Johnson	X	X	X
Gerald L. Parsky			X	X
Jack O. Peiffer	X
Kenneth M. Schwartz		X		X
J. Thomas Zusi	X

Executive Officers.

Our Executive Officers are:

Kenneth M. Schwartz has been our President and Chief Executive Officer since February 2005 and a Director since May 2005. Biographical information for Mr. Schwartz appears above.

Dirkson Charles, age 43, has been our Executive Vice President and Chief Financial Officer since February 2005. Mr. Charles has been K&F Industries Chief Financial Officer since May 1996 and was appointed K&F Industries’ Executive Vice President and Chief Financial Officer in November 2004. Mr. Charles was K&F Industries’ Controller from 1993 through 1996 and was K&F Industries’ Manager of Accounting and Financial Planning from 1989 through 1993. Prior to employment with K&F Industries in 1989, Mr. Charles held various other positions with a major accounting firm, which he joined in 1984. Mr. Charles has been a CPA since 1986.

Ronald H. Kisner, age 58, has been our Executive Vice President, Secretary and General Counsel since February 2005. Mr. Kisner served as a director of K&F Industries from 1989 through November 2004 and has been K&F Industries Secretary since 1997 and employed by K&F Industries since January 1999. He was a member of the law firm of Chekow & Kisner, P.C. from 1984 until 1999. From 1982 to 1984, Mr. Kisner was a sole practitioner. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held the offices of Secretary, Vice President and Director.

Frank P. Crampton, age 63, has been Senior Vice President of Marketing at Aircraft Braking Systems since October 1999. He was previously Vice President of Marketing at Aircraft Braking Systems since March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation’s Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983. Mr. Crampton joined Goodyear in 1967. He became Section Manager in Commercial Sales in 1977, a product-marketing manager in 1978 and Divisional Sales Manager in 1979. In August 1982, he joined the manufacturing group as the manager of the manufacturing process organization. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

Richard W. Johnson, age 63, has been Senior Vice President of Finance & Administration at Aircraft Braking Systems since October 1999. He was previously Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989, he was Vice President of Finance and Controller of Loral Corporation’s Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the Wheel and Brake Division.

James J. Williams, age 51, has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999. He was previously Vice President of Manufacturing at Aircraft Braking Systems since May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously, from April 1985 to August 1989, he was Branch Manager of Refurbishment Operations at United Technologies. Prior to joining United Technologies, Mr. Williams held various positions from 1979 to 1985 at Fairchild Republic Company and Rockwell International Corporation. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist.

John A. Skubina, age 52, has been President of Engineered Fabrics Corporation since April 2000. Mr. Skubina was Senior Vice President of Engineered Fabrics Corporation from September 1999 to April 2000. He had been Vice President of Finance and Administration since February 1991, and Vice President since April 1990. He joined Engineered Fabrics Corporation in 1988. From 1985 until 1988, Mr. Skubina was the Assistant Controller and Controller of MPD, a division of M/A-Com.

Officers are appointed by and serve at the discretion of the Board of Directors. Mr. Schwartz and Mr. Kisner’s wife are cousins. Otherwise, there are no family relationships among any directors, nominees for director or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and any persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of reports and amendments thereto furnished to us pursuant to Rule 16a-3(e) during or with respect to fiscal 2006, we believe that all executive officers, directors and holders of greater than 10% of K&F stock complied with all applicable Section 16(a) filing requirements, except a late filing made by Mr. Peiffer (Form 3) following his appointment to the Board on May 24, 2006 and by each of Messrs. Johnson, Zusi, Schwartz, Charles, Kisner, Crampton, Johnson, Williams and Skubina (Form 4) following the granting of stock options to each on May 5, 2006.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics that sets forth important company standards, policies and procedures in conducting our business in a legal, ethical and responsible manner. These standards are applicable to all of our employees, including the chief executive officer, chief financial officer and controller.

Audit Committee.

Our Board has established an Audit Committee, consisting of Messrs. Johnson, Peiffer and Zusi. Since September 2005, Mr. Zusi has served as the chairman of the Audit Committee and the Board has determined that he qualifies as an audit committee financial expert. The members of the Audit Committee are considered

“independent,” as that term is used in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 and the listing requirements of the New York Stock Exchange (NYSE). The Audit Committee is governed by a written charter approved by the Board, and available on our website at www.kandfindustries.com under the caption Corporate Governance-Committees. The Audit Committee met nine times in 2006.

The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee also reviews and approves the scope of audit and non-audit assignments and related fees of our independent registered public accounting firm. Together with our internal audit function and management, it also reviews the accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

Meetings of the Board of Directors

Our Board meets on a regularly scheduled basis during the year to review significant developments affecting our company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. Members of senior management regularly attend Board meetings to report on and to discuss their areas of responsibility. In 2006, the Board held five regular meetings and met a sixth time to review the budget and business plan for 2007. The non-management members of the Board also met in executive session, at scheduled times at which the Chairman of the Board presided. All directors attended at least 75% of the meetings of the Board and the Board’s committees of which they were members.

Committees of the Board of Directors

Executive Committee.  Our Board has established an Executive Committee consisting of Messrs. Bossidy, Parsky and Schwartz. Mr. Bossidy acts as the Chairman of the Executive Committee. The purpose of the Executive Committee is to act in the place of the full Board between regular meetings of the Board or when the full Board cannot be convened. The Executive Committee is governed by a charter approved by the Board. A copy of this charter is available on our website at www.kandfindustries.com. The Executive Committee met twice in 2006.

Compensation Committee.  Our Board has established a Compensation Committee, consisting of Messrs. Bossidy, Johnson and Parsky. Mr. Bossidy acts as the chairman of the Compensation Committee. The Compensation Committee is governed by a written charter approved by the Board. A copy of this charter is available on our website at www.kandfindustries.com under the caption Corporate Governance-Committees.

The Compensation Committee reviews and approves the compensation and benefits for our executive officers including the CEO’s compensation, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements for our employees. The Compensation Committee met seven times during 2006 and also met following the end of 2006 at which time bonuses in respect of 2006 and the 2007 Performance-Based Incentive Compensation Plan were approved.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is governed by a written charter approved by the Board of Directors. A copy of this charter is available on our website at www.kandfindustries.com under the caption Corporate Governance-Committees. The Nominating and Corporate Governance Committee did not meet in 2006.

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board; select, or recommend that the Board select, the director nominees for the next annual meeting of stockholders or to fill vacancies on the Board; monitor and recommend to the Board any appropriate changes to the Company’s corporate governance principles; oversee the evaluation of the Board and the management of the Company; and perform other related functions specified in the Committee’s charter.

In determining whether to nominate a candidate for a position on the Board, the Committee will consider various criteria, including such factors as judgment, skill, diversity of experience, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Philosophy

Our Compensation Committee discharges, subject to general review and oversight by the Board, the Board’s responsibilities relating to our executive compensation benefit programs and related policies. Together with our Chief Executive Officer, the Compensation Committee administers and makes recommendations with respect to compensation plans and reviews and approves the compensation of the individuals listed in the summary compensation table below (referred to as the Named Executive Officers).

Our basic compensation philosophy is to provide competitive salaries as well as competitive incentives and other benefits to retain and incentivize the Named Executive Officers to achieve superior financial performance. We employ a strategy that places a major portion of total compensation at risk in the form of short-term elements, i.e. annual cash bonuses, and in the form of a long-term, stock-based compensation program.

Executive compensation for the Named Executive Officers in 2006 consisted primarily of the following components:

•	base salary and benefits;

•	annual cash bonuses;

•	participation in a stock option plan; and

•	participation in our retirement plans.

Using these compensation components, we seek to closely link rewards to Company-wide, business-area and individual performance; to align the interests of our executives with our stockholders through potential stock ownership; and to set levels of compensation that enable us to attract, retain and motivate the highly qualified executive officers necessary to achieve the Company’s objectives.

The Compensation Committee has not used consultants to evaluate and compare our compensation practices to a peer group. Rather, the Compensation Committee has based its decisions on individual achievements and considered broad industry information that it believes appropriate in evaluating and setting the compensation of each of our executives. With respect to bonus compensation, in 2006 we began to employ a performance-based incentive system for developing annual measures of executive officer performance and for evaluating performance against the stated goals. This system is described in the Annual Bonus Plan section below, and our Compensation Committee used this system to determine 2006 bonus awards.

Base Salary

The Named Executive Officers have base salaries established by their employment agreements. The Compensation Committee reviewed these salaries in 2006 and approved increases to the salaries of each of the Named Executive Officers that were effective in 2006. The factors considered in setting new salary rates included the executive’s performance, the executive’s current compensation as a whole, the executive’s responsibilities and K&F’s or the applicable business unit’s performance (determined by reference to pre-tax levels of profit and levels of sales and other measures of performance like those used to evaluate performance based incentive compensation). Based upon our earnings growth in 2005 and the need to remain competitive with other executive salary rates, the Compensation Committee determined that salary increases ranging between 6% to 8% for the Named Executive Officers were appropriate when approved in 2006.

Annual Bonus Plan

Our Compensation Committee determined 2006 bonus awards for the Named Executive Officers using business plan performance targets that had been set by management and approved by the Board at the beginning of the year. Each Named Executive Officer had a target bonus for 2006, as recommended by the Chief Executive Officer and approved by the Compensation Committee, or, in the case of the CEO, determined by the Compensation Committee. Actual bonuses were determined by the Compensation Committee based upon the level of achievement of the following five quantitative measures of performance for 2006, weighted equally: (i) consolidated sales ($406.1 million target), (ii) adjusted EBITDA ($163.2 million target), (iii) productivity (net savings) ($10 million target in the case of Messrs. Schwartz, Charles and Kisner and $7.9 million target in the case of Mr. Williams and Mr. Crampton), (iv) free cash flow ($41.8 million target) and (v) diluted earnings per share ($1.29 target). Each of the five metrics “triggered” independently, so that achievement at target of any one of the five goals would earn a Named Executive Officer 20% of his target bonus. Each of the five metrics also had a threshold level of achievement below which no bonus would be earned on account of that metric: the threshold for diluted earnings per share was 95% of target, the threshold for sales and EBITDA was 90% of target and the threshold for cash flow and productivity was 80% of target. Above-target bonuses could be earned on any metric for above-target achievement on that metric, up to an aggregate of 125% of a Named Executive Officer’s target bonus.

This system resulted in payment of the bonuses shown in the 2006 Summary Compensation Table in the column titled Non-Equity Incentive Plan Compensation.

Stock Options

Awards under the 2004 Incentive Stock Option Plan are designed to more closely align executive and stockholder interests, reward executives and other key employees for building stockholder value, and encourage long-term investment in K&F by participating executives.

The Compensation Committee believes that stock ownership by management has been demonstrated to be beneficial to all stockholders. Under K&F’s stock option plan, the Compensation Committee may grant options to purchase shares of common stock to executives, other key employees and to directors and advisors. The Compensation Committee awarded stock options to employees of K&F in 2006 including options awarded to the Named Executive Officers. The Compensation Committee granted both incentive stock options and nonqualified options within the meaning of the Internal Revenue Code.

The granting of stock options has been occasional and the Committee has not instituted a policy for recurring grants. However, the Committee has adopted policies and procedures for the granting of options, which policies include considerations with regard to the timing of awards so as to avoid improper or unintended benefits. Under the policies, no options will be granted “as of” another date and the date of grant is the date of the Committee’s meeting approving the grant. Also, at that point, each recipient and the material terms of a grant will be fixed on the date of the Committee’s approval, and management has no discretion over the recipients or the terms of the award.

Retirement Plans

The Named Executive Officers participate in a qualified pension plan covering most salaried employees and a Supplemental Executive Retirement Plan (SERP). The SERP is described in greater detail under the heading “Retirement Plans” in the narrative preceding the pension benefits table below. The Named Executive Officers also receive a matching contribution under our 401(k) savings plan to the same extent as all other employees. We match 60% of contributions up to 6% of salary.

Change in Control Provisions

Pursuant to employment agreements, under some circumstances, the Named Executive Officers may receive accelerated benefits or severance in the event of a change in the control of K&F or their termination. These provisions are described in the narrative and in the tables under the heading Employment Agreements, Termination of Employment and Changes of Control Agreements below.

2006 Summary Compensation Table

The following table sets forth the compensation for the year ended December 31, 2006, for our principal executive officer, our principal financial officer and each of our other three most highly compensated executive officers.

					Change in
					Pension Value
					and
					Nonqualified
		Annual	Options	Non-Equity	Deferred
		Compensation	Awards	Incentive Plan	Compensation	All Other
		Salary	Granted	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(a)	($)(b)	($)(c)	($)(d)	($)(e)

Kenneth M. Schwartz	2006	628,038	270,178	788,000	300,000	253,748	1,939,964
President and Chief Executive Officer
Dirkson R. Charles	2006	276,500	53,995	333,000	35,000	10,716	674,211
Executive Vice President and Chief Financial Officer
Ronald H. Kisner	2006	247,514	53,995	265,000	86,000	14,376	580,885
Executive Vice President, Secretary and General Counsel
James J. Williams	2006	236,000	61,707	207,200	54,000	16,958	521,865
Senior Vice President Operations of Aircraft Braking Systems
Frank P. Crampton	2006	241,000	56,155	195,100	36,000	20,209	512,464
Senior Vice President Marketing of Aircraft Braking Systems

(a)	Represents the expense recognized in 2006 on account of awards granted in 2005 and 2006 as determined for financial reporting purposes pursuant to Statement of Financial Accounting Standards (SFAS) 123(R). The assumptions used in valuing the option awards are set forth in footnote 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
(b)	Represents incentive compensation paid under the Annual Bonus Plan using a performance-based incentive system that was under consideration by the Compensation Committee during 2006 and adopted formally as a plan in February 2007. This system is described in detail in the Compensation Discussion and Analysis.
(c)	Represents the changes in actuarial present value of the accumulated benefit under our defined benefit plan and Supplemental Executive Retirement Plan.
(d)	Includes the following: (i) our matching contributions to individual 401(k) plan accounts, (ii) the amount of premium that is taxable as compensation to the executive under supplemental life insurance programs and (iii) for Mr. Schwartz, amounts paid him to cover premiums and for tax-gross ups on split-dollar life insurance costs.
(e)	Does not include values in the column titled Change in Pension Value and Nonqualified Deferred Compensation Earnings.

Grants of Plan-Based Awards for the Fiscal Year Ended 2006

					All other option
		Non-equity incentive plan awards			awards: number of	Exercise or	Grant date fair
		(a)			securities underlying	base price of	value of option
	Grant	Threshold	Target	Maximum	options	option awards	awards
Name	Date	($)	($)	(S)	(#)(b)	($/Sh)	($)(c)

Kenneth M. Schwartz	5/5/06				20,000	17.80	18,507
	12/31/06	524,875	749,250	936,563
Dirkson R. Charles	5/5/06				10,000	17.80	9,253
	12/31/06	223,776	319,680	399,600
Ronald H. Kisner	5/5/06				10,000	17.80	9,253
	12/31/06	178,710	255,300	319,125
James J. Williams	5/5/2006				27,000	17.80	24,984
	8/23/2006				15,000	18.17	8,760
	12/31/06	145,299	207,570	259,463
Frank P. Crampton	5/5/06				21,000	17.80	19,432
	8/23/06				15,000	18.17	8,760
	12/31/06	136,752	195,360	248,200

(a)	Represents the possible range of performance-based incentive compensation available under the Management Incentive Plan for 2006, as discussed under the caption Annual Bonus Plan above. The amounts paid to the executive for the year ended December 31, 2006 are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation.

(b)	These options become exercisable in one-fifth increments on the first, second, third, fourth and fifth anniversaries of the grant date. The options are not transferable by these officers other than by will or the laws of descent and distribution. The exercise price was based on the closing price of K&F common stock as reported on the NYSE on the date of grant.

(c)	Represents the expense in 2006 as determined for financial reporting purposes pursuant to SFAS 123(R). The assumptions used in valuing the option awards are set forth in footnote 9 to the consolidated financials statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

	Number of
	securities	Number of securities
	underlying	underlying	Option
	unexercised options	unexercised options	exercise price	Option expiration
Name	(#) exercisable	(#) unexercisable	($)	date(a)

Kenneth M. Schwartz	111,853	447,416	5.22	1/1/2015
	0	20,000	17.80	5/5/2016
Dirkson R. Charles	0	79,541	5.22	1/1/2015
	0	10,000	17.80	5/5/2016
Ronald H. Kisner	0	79,541	5.22	1/1/2015
	0	10,000	17.80	5/5/2016
James J. Williams	12,428	49,713	5.22	1/1/2015
	0	27,000	17.80	5/5/2016
	0	15,000	18.17	8/23/2016
Frank P. Crampton	12,428	49,713	5.22	1/1/2015
	0	21,000	17.80	5/5/2016
	0	15,000	18.17	8/23/2016

(a)	All options become exercisable in one-fifth increments on the first, second, third, fourth and fifth anniversaries of the grant date.

Option Exercises for the 2006 Fiscal Year

	Number of shares acquired	Value realized
Name	on exercise	on exercise

Dirkson R. Charles(a)	19,885	$206,009
Ronald H. Kisner(b)	19,885	$204,020

(a)	On February 23, 2006, Mr. Charles exercised 19,885 options from a January 1, 2005 award of 99,426 options, at a spread of $10.36 per share.

(b)	On February 7, 2006, Mr. Kisner exercised 19,885 options from a January 1, 2005 award of 99,426 options, at a spread of $10.26 per share.

The following table sets forth equity compensation plan information. Our only equity compensation plan is the 2004 Incentive Stock Option Plan.

Equity Compensation Plan Information at 2006 Fiscal Year-End

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
	and rights	and rights	for future issuance
Plan category	(#)	($)	(#)

Equity compensation plans approved by security holders	1,674,423	7.88	771,515
Equity compensation plans not approved by security holders	0	0	0

Total	1,674,423	7.88	771,515

Deferred Compensation (Long-Term Incentive) Plan

Before 2006, the Named Executive Officers participated in a deferred compensation plan we refer to as the Long-Term Incentive Plan (LTIP). Under the terms of this plan, awards were made at the sole discretion of the Board, if K&F achieved at least a 5% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid in three equal annual installments starting on the second January 15th following each fiscal year-end. No awards were made under the LTIP for 2006 and, accordingly, no amounts are treated as earned in 2006 or are reported in the 2006 Summary Compensation Table. The table below shows the amounts that were earned in prior years and paid in 2006 and the balance of such awards to be paid after 2006 under this plan. No earnings are credited on amounts “deferred” under this plan.

Nonqualified Deferred Compensation at and for 2006 Fiscal Year

	Aggregate withdrawals/	Aggregate balance at last
	Distributions	FYE
Name	($)	($)

Kenneth M. Schwartz	61,333	94,667
Dirkson R. Charles	26,667	85,333
Ronald H. Kisner	24,333	64,000
James J. Williams	20,000	70,667
Frank P. Crampton	20,000	67,333

Retirement Plans

The Named Executive Officers participate in the K&F Industries Retirement Plan for Salaried Employees, or Retirement Plan, a qualified defined benefit pension plan. Our Retirement Plan provides a non-contributory benefit and a contributory benefit. The cost of the former is borne by us; the cost of the latter is borne partly by us and partly by the participants.

The Retirement Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Retirement Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Retirement Plan provides an annual benefit equal to the greater of: 60% of the participant’s aggregate contributions or average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (1) 2.4% times years of continuous service up to 10, plus (2) 1.8% times additional years of such service up to 20, plus (3) 1.2% times additional years of such service up to 30, plus (4) 0.6% times all additional such service above 30 years.

Effective January 1, 1990, the Retirement Plan was amended to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990 of 0.7% of annual earnings (which includes salary, bonus, incentive compensation and elective deferrals or contributions made under qualified retirement plans) up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (3) above be less than 60% of the participant’s aggregate contributions made on and after January 1, 1990.

Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant’s option with appropriate spouse consent, in the form of an annuity with a definite term. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant’s age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced (according to plan factors) except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under our Retirement Plan are subject to a statutory ceiling of $175,000 per participant. Participants are fully vested in their accrued benefits under our Retirement Plan after five years of credited service with us.

The individuals named in the 2006 Summary Compensation Table also participate in a Supplemental Executive Retirement Plan (SERP) which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with certain predecessors of K&F Industries. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable by a plan maintained by a predecessor of K&F Industries.

The table below sets forth the actuarial present value of the accumulated pension benefit for the Named Executive Officers for the year ended December 31, 2006, broken out separately for the tax qualified and non-qualified defined benefit plans in which they participate. These figures do not necessarily represent the benefits that each named Executive Officer would receive upon retirement. None of the Named Executive Officers received a payment during the last fiscal year. The Named Executive Officers participate in the K&F Industries Retirement Plan for Salaried Employees, referred to in the table as the Retirement Plan, and the SERP.

Pension Benefits for the 2006 Fiscal Year

		Number of Years	Present Value of
		Credited Service	Accumulated Benefit
Name	Plan Name	(#)	($)

Kenneth M. Schwartz	Retirement Plan	18	412,000
	SERP	18	2,147,000
Dirkson R. Charles	Retirement Plan	18	118,000
	SERP	18	235,000
Ronald H. Kisner	Retirement Plan	18	242,000
	SERP	18	451,000
James J. Williams	Retirement Plan	17	250,000
	SERP	17	224,000
Frank P. Crampton	Retirement Plan	18	902,000
	SERP	18	529,000

Employment Agreements, Termination of Employment and Changes in Control Arrangements

We have employment agreements with each of Messrs. Schwartz, Charles, Kisner, Williams and Crampton. Under the terms of these agreements, if we terminate the employment of Messrs. Schwartz, Charles or Kisner during the respective initial terms of their employment for any reason except for cause, or the executive resigns because we fail to perform a material term of the employment agreement (i) the executive shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay the executive a severance payment equal to (x) the executive’s then-effective base salary for the greater of 18 months or the balance of his initial term and (y) a prorated portion of any bonuses that are earned in the year of termination under any bonus plans in which the executive participates and (B) extend the executive’s welfare and life insurance benefits for the greater of 18 months or the balance of his initial term (or if the applicable plans do not permit extended coverage, pay the executive the value of such extended benefits). In addition, if Mr. Schwartz or Mr. Kisner are terminated prior to age 62 other than for cause or by their own resignation (unless such resignation occurs because we fail to perform a material term of their employment agreement), such executive would be entitled to receive immediate unreduced pension benefits as if he had remained employed by K&F Industries through his 62nd birthday. If Mr. Schwartz is terminated by us without cause or if he resigns because we fail to perform a material term of his employment agreement, in each case, within 24 months following a change of control of K&F Industries, then (i) he shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay him a severance payment equal to (x) his then-effective base salary for 36 months and (y) three times the most recent annual bonus earned by him and (B) extend his welfare and life insurance benefits for the greater of 18 months or the balance of his initial term (or if the applicable plans do not permit extended coverage, pay him the value of such extended benefits). If we terminate Mr. Crampton or Mr. Williams during the initial 36 month term of his employment for any reason, except for cause, or he resigns because we fail to perform a material term of the employment agreement (i) he shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay him a severance payment equal to (x) his then-effective base salary for the greater of 12 months or the balance of his initial term and (y) a prorated portion of his performance bonus and deferred bonus earned in the year of termination and (B) extend his welfare and life insurance benefits for 12 months (or if the applicable welfare plans do not permit extended coverage, pay him the value of such extended benefits). Each executive officer is also eligible for fully accelerated vesting of stock options held by him upon a change of control of K&F.

The following table shows estimated payments that would occur upon termination or a change in control of the Company for the Named Executive Officers if such event occurred on December 31, 2006. The amounts reflect the dollar amounts of payments or costs under programs that are not broadly offered to all employees. The figures are not necessarily the benefits that would be paid to each Named Executive Officer, or the actual costs to us of such benefits, but are illustrations based upon assumptions noted. The actual amounts can only be determined at the time of such executive’s separation from the Company.

Under the employment agreements, the following definitions apply.

“Cause” means the occurrence or existence of any of the following with respect to Executive, as determined in good faith by a majority of the disinterested directors of the Board: (a) a material breach by Executive of any of his material obligations under his employment agreement (other than by reason of Executive’s incapacity) which remains uncured after the lapse of thirty (30) days following the date that the Company has given him written notice thereof; (b) his material breach of his duty not to engage in any transaction that represents, directly or indirectly, self-dealing with the Company or any of its affiliates which has not been approved by a majority of the disinterested directors of the Board, which material breach remains uncured after the lapse of thirty (30) days following the date that the Company has given him written notice thereof; (c) his repeated material breach of any material duty referred to in clause (a) or (b) above as to which at least two (2) written notices have been given; (d) any act of misappropriation, embezzlement, intentional fraud or similar conduct involving the Company or any of its affiliates; (e) his conviction or plea of nolo contendere or the equivalent in respect of a felony involving moral turpitude; (f) his intentional infliction of any damage of a material nature to any property of the Company or any of its affiliates; or (g) the repeated non-prescription abuse of any controlled substance or the repeated abuse of alcohol or any other non-controlled substance which the Board reasonably determines renders Executive unfit to serve in his capacity as an officer of the Company.

“Change in Control” means (A) those persons or entities, as of November 18, 2004, who beneficially own and control capital stock of Aurora and their affiliates (the “Initial Purchaser Equityholders”) shall cease to collectively beneficially own and control at least 51%, on a fully diluted basis, of the outstanding capital stock of Aurora entitled (without regard to the occurrence of any contingency) to vote for the election of members of the board of directors (or similar governing body) of Aurora (which term shall, for purposes of this definition, include the survivor of any merger of consolidation of Aurora with or into any one or more of the Company, Aircraft Braking Systems Corporation (ABSC) or Engineered Fabrics Corporation (EFC)), unless the Initial Purchaser Equityholders collectively beneficially own and control (i) at least 35%, on a fully diluted basis, of the outstanding capital stock of Aurora entitled (without regard to the occurrence of any contingency) to vote for the election of members of the board of directors (or similar governing body) of Aurora and (ii) on a fully diluted basis, more of the outstanding capital stock of Aurora entitled (without regard to the occurrence of any contingency) to vote for the election of members of the board of directors (or similar governing body) of Aurora than any other Person or “group” (within the meaning of rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)); (B) any Person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Exchange Act) other than the Initial Purchaser Equityholders collectively shall have obtained the power (whether or not exercised) to elect a majority of the members of the board of directors (or similar governing body) of Aurora; (C) Aurora shall cease to beneficially own and control 100% on a fully diluted basis of the capital stock of the Company, ABSC or EFC (other than by reason of any merger or mergers or consolidation or consolidations of any of Aurora, the Company, ABSC or EFC into one or more of the others); (D) Aurora shall sell all or substantially all of the assets of Aurora, the Company, ABSC or EFC, whether in one transaction or a series of related transactions; or (E) the majority of the seats (other than vacant seats) on the board of directors (or similar governing body) of Aurora cease to be occupied by Persons who either (a) were members of the board of directors of Aurora on the date hereof or (b) were nominated for election by the board of directors of Aurora, a majority of whom were directors on the date hereof or whose election or nomination for election was previously approved by a majority of such directors.

“Disability” means a disability that renders the Executive unable to perform the essential functions of his position, even with a reasonable accommodation, for ninety (90) consecutive days or for one hundred twenty (120) days within a one hundred eighty (180) day period.

“Material breach” means the Company failed to perform a material condition or covenant of the employment agreement.

	Termination
	after
Executive Benefits and	Change in	No Cause
Payments Upon Separation	Control	Termination	Disability	Death

Kenneth M. Schwartz
Salary(a)	$1,987,500	$1,242,188	$—	$—
Incentive compensation(b)	2,458,667	882,667	882,667	882,667
Stock Options(c)	9,879,815	1,956,309	1,956,309	1,956,309
Retirement Plan(d)	259,000	259,000	259,000	216,000
Health and Welfare Benefits(e)	36,381	29,105	—	29,105
Life Insurance Benefits(f)	460,928	460,928	—	6,120,000
Dirkson R. Charles
Salary(a)	—	435,000	—	—
Incentive compensation(b)	—	418,333	418,333	418,333
Stock Options(c)	1,440,272	—	—	—
Retirement Plans(d)	34,000	34,000	34,000	16,000
Health and Welfare Benefits(e)	29,105	29,105	—	29,105
Life Insurance Benefits(f)	4,194	4,194	—	500,000
Ronald H. Kisner
Salary(a)	—	382,500	—	—
Incentive compensation(b)	—	329,000	329,000	329,000
Stock Options(c)	1,440,272	—	—	—
Retirement Plan(d)	57,000	57,000	57,000	46,000
Health and Welfare Benefits(e)	20,502	20,502	—	20,502
Life Insurance Benefits(f)	9,744	9,744	—	500,000
James J. Williams
Salary(a)	—	243,000	—	—
Incentive compensation(b)	—	277,867	277,867	277,867
Stock Options(c)	1,287,516	217,366	217,366	217,366
Retirement Plan(d)	20,000	20,000	20,000	18,000
Health and Welfare Benefits(e)	19,403	19,403	—	19,403
Life Insurance Benefits(f)	9,190	9,190	—	500,000
Frank P. Crampton
Salary(a)	—	247,000	—	—
Incentive compensation(b)	—	262,433	262,433	262,433
Stock Options(c)	1,258,056	217,366	217,366	217,366
Retirement Plans(d)	50,000	50,000	50,000	40,000
Health and Welfare Benefits(e)	13,390	13,390	—	13,390
Life Insurance Benefits(f)	12,259	12,259	—	500,000

(a)	In the case of Mr. Schwartz, the column titled Termination after Change in Control assumes a termination by the Company without cause or by him for our material breach of his contract after a change of control has occurred, and is based upon 36 months of current salary paid in a lump sum. The column titled No Cause Termination is based upon a monthly salary for 22.5 months in the case of Mr. Schwartz, 18 months in the case of Mr. Charles and Mr. Kisner and 12 months in the case of Mr. Crampton and Mr. Williams, and such amounts would be paid evenly over the severance period.

(b)	In the case of Mr. Schwartz, the column titled Termination after Change in Control assumes a termination by the Company without cause or by him for our material breach of his contract after a change of control has occurred, and represents a lump sum payment to him of three times his 2006 incentive compensation plus the remaining balance of his deferred compensation. The other columns are based upon the 2006 bonus amount awarded to each named executive and the balance of his nonqualified deferred compensation, paid in a lump sum.

(c)	Calculated based upon the spread between the closing price on the NYSE of KFI common stock on December 29, 2006 and the exercise price of the options. In the event of a change of control, all options held by the executives immediately vest. In the other circumstances set forth in the table, the calculations assume the exercise of the vested and unexercised options held by the executive at December 31, 2006.

(d)	Reflects the annual SERP benefit to which the executive would be entitled at age 55 or his current age if older. Each of Mr. Schwartz and Mr. Kisner are entitled to an unreduced early retirement benefit unless his employment is terminated for cause or he voluntarily terminates employment during the initial term of his employment agreement.

(e)	Reflects an estimate of the Company costs of extending healthcare benefits to the executive for 22.5 months in the case of Mr. Schwartz, 18 months in the case of Mr. Charles and Mr. Kisner and 12 months in the case of Mr. Williams and Mr. Crampton, except in the event of disability (where benefits would be the same as those broadly offered to our employees).

(f)	Reflects an estimate of the Company costs of extending coverage for life insurance for 22.5 months in the case of Mr. Schwartz, 18 months in the case of Mr. Charles and Mr. Kisner and 12 months in the case of Mr. Williams and Mr. Crampton; provided, however, that the amount reflected under the heading ‘Death‘ reflects the proceeds payable to the executive’s beneficiaries upon death of the executive. In the case of Mr. Schwartz, the cost of extending coverage includes a tax gross up on the costs.

Director Compensation

Directors, other than directors we employ and other than Messrs. Bossidy, Frey, Mapes and Parsky, are paid an annual cash retainer of $50,000 and a fee of $1,000 for each board meeting and each committee meeting attended. We also pay our directors, other than directors we employ and other than Messrs. Bossidy, Frey, Mapes and Parsky, a fee of $1,000 for acting as the committee chairperson. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

The following table sets forth the compensation paid to our Directors during 2006. All option awards were made under our 2004 Stock Incentive Plan and all options awarded to directors were unexercised at December 31, 2006.

Director Compensation 2006

	Fees Earned or
	Paid in Cash	Option Awards		Total
Name	$	(a)		$

Thomas A. Johnson	94,863	18,579	(b)	113,442
Jack O. Peiffer	34,274	19,982	(c)	54,256
J. Thomas Zusi	93,753	33,422	(d)	127,175
Lawrence A. Bossidy	0	14,878	(e)	14,878
Dale F. Frey	0	14,878	(f)	14,878

(a)	Represents the expense as determined for financial reporting purposes under SFAS 123(R). The assumptions made in valuing option awards are set forth in footnote 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(b)	In 2006, Mr. Johnson received an option covering 4,000 shares. At year end, Mr. Johnson held options covering 33,062 shares with an exercise price of $5.22 per share and options covering 4,000 shares with an exercise price of $17.80 per share. All options vest annually at the rate of 20% beginning one year from the date of grant.

(c)	In 2006, Mr. Peiffer received an option covering 30,900 shares. At year end, Mr. Peiffer held options covering 30,900 shares with an exercise price of $16.00 per share. All options vest annually at the rate of 20% beginning one year from the date of grant.

(d)	In 2006, Mr. Zusi received an option covering 4,000 shares. At year end, Mr. Zusi held options covering 29,081 shares with an exercise price of $17.00 per share and options covering 4,000 shares with an exercise price of $17.80 per share. All options vest annually at the rate of 20% beginning one year from the date of grant.

(e)	In 2005, Mr. Bossidy received options covering 33,062 shares at an exercise price of $5.22 per share as a director, which vest annually at the rate of 20% per year. He also received options covering 4,789 shares for serving on the Aurora Capital Group Advisory Committee that vested immediately.

(f)	In 2005, Mr. Frey received options covering 33,062 shares at an exercise price of $5.22 per share as a director, which vest annually at the rate of 20% per year. He also received options covering 4,789 shares for serving on the Aurora Capital Group Advisory Committee that vested immediately.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 5, 2007, with respect to the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by:

•	Each of our directors and named executive officers;

•	All of our current executive officers and directors as a group; and

•	Each person or “group” of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the outstanding shares or voting power of our new common stock.

Unless otherwise indicated, shares are owned directly or indirectly with sole voting and investment power.

	Beneficial Ownership of New
	Common Stock
		Percent of
Name of Beneficial Owner	Shares	Class(1)

Affiliates of Aurora Capital Group(2)(3)	20,747,150	51.61%
GE Asset Management Incorporated(4)	2,229,922	5.62%
California Public Employees Retirement System(5)	2,064,824	5.21%
Kenneth M. Schwartz(6)	228,807	*
Dirkson R. Charles(7)	41,770	*
Ronald H. Kisner(8)	41,770	*
Frank P. Crampton(9)	29,056	*
James J. Williams(10)	30,256	*
Lawrence A. Bossidy(11)	61,091	*
Dale F. Frey(12)	57,858	*
Thomas A. Johnson(13)	16,024	*
John T. Mapes(2)(14)	20,747,150	51.61%
Gerald L. Parsky(2)(15)	20,747,150	51.61%
Jack O. Peiffer(16)	3,000	*
J. Thomas Zusi(17)	8,616	*
All directors and executive officers (14 persons)(18)	20,747,150	51.61%

*	Less than 1%.

(1)	Based upon 40,203,755 shares outstanding as of April 5, 2007, as noted (inclusive of stock options exercisable within 60 days of the date hereof).

(2)	Includes an aggregate of 11,430,703 shares of common stock held of record by the Aurora entities and 8,755,603 Aurora Voting Shares (as defined below). The Aurora entities include: (a) Aurora Equity Partners III L.P., a Delaware limited partnership, the general partner of which is Aurora Capital Partners III L.P., a Delaware limited partnership whose general partner is Aurora Advisors III LLC (AA3); (b) Aurora Overseas Equity Partners III, L.P., is a Cayman Islands exempted limited partnership, the general partner of which is Aurora Overseas Capital Partners III, L.P., a Cayman Islands exempted limited partnership whose general partner is Aurora Overseas Advisors III, LDC, a Cayman Islands limited duration company, whose stockholders are AA3 and Aurora Advisors II LLC (AA2); (c) Aurora Equity Partners II L.P., a Delaware limited partnership, the general partner of which is Aurora Capital Partners II L.P., a Delaware limited partnership whose general partner is AA2 and (d) Aurora Overseas Equity Partners II, L.P., a Cayman Islands exempted limited partnership, the general partner of which is Aurora Overseas Capital Partners II, L.P., a Cayman Islands exempted limited partnership whose general partner is Aurora Overseas Advisors II LDC, a Cayman Islands limited duration company whose stockholders are Aurora Advisors, Inc. (AA1) and AA2. AA1, AA2 and AA3 are collectively referred to as the AA Entities. Messrs. Parsky and Mapes, and Mr. Richard K. Roeder (each of whom is a managing director of Aurora Capital Group) collectively own substantially all of the equity securities of the AA Entities and thus may be deemed to beneficially share ownership of the securities beneficially owned by the Aurora entities. Messrs. Parsky, Mapes and Roeder expressly disclaim beneficial ownership of all such shares. The address of each of the Aurora entities and of Messrs. Parsky, Mapes and Roeder is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

As described below under Certain Relationships and Related Transactions — Securityholders Agreement, each of Aurora Equity Partners III L.P., Aurora Overseas Equity Partners III, L.P., Aurora Equity Partners II L.P. and Aurora Overseas Equity Partners II, L.P. (collectively, the Aurora entities) has been granted a proxy by certain holders of outstanding shares of common stock subject to certain limitations. With certain exceptions, other holders of outstanding shares of common stock have agreed to vote their shares of common stock in the same manner as the Aurora entities vote their shares. As a result of these proxies and voting agreements, which in the aggregate relate to 8,755,603 outstanding shares, the Aurora entities may be deemed to be the beneficial owner of 8,755,603 shares of common stock covered by such arrangements (the Aurora Voting Shares). See Footnote (3) for information on options subject to such proxies and voting agreements.

(3)	Includes options exercisable within 60 days of April 5, 2007 to purchase a total of 560,844 shares of common stock. Such options are held by our employees and advisors to Aurora Capital Group (including options covering 18,013 shares held by each of Mr. Bossidy and Mr. Frey). The shares issuable upon exercise of these options are subject to the proxies granted to the Aurora Entities as described in Footnote 2 (all such shares, whether or not the relevant options are exercisable within 60 days, the “Aurora Option Voting Shares”).

(4)	Includes 1,982,202 shares held by General Electric Pension Trust (GEPT), and 247,720 shares held by General Electric Insurance Plan Trust (GEIPT), a New York common law welfare plan trust for the benefit of the employees of General Electric Company, a New York corporation (“GE”) and its subsidiaries. GE Asset Management Incorporated, a Delaware corporation and wholly-owned subsidiary of GE (GEAM), is a registered investment adviser and acts as Investment Manager for GEPT and GEIPT. GEAM may be deemed to beneficially share ownership of the shares owned by GEPT and GEIPT. GE expressly disclaims beneficial ownership of all shares owned by GEPT and GEIPT. All of such shares constitute Aurora Voting Shares. Each of GEPTs and GEIPTs address is 3001 Summer Street, P.O. Box 7900, Stamford, CT 06904.

(5)	All of such shares constitute Aurora Voting Shares. CalPERS’ address is Lincoln Plaza, Investment Office, 400 P Street, Sacramento, CA 95814.

(6)	Includes 1,100 shares held by Mr. Schwartz individually, all of which constitute Aurora Voting Shares, and 227,707 shares issuable under options exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Excludes options to acquire an aggregate of 351,562 shares of common stock not exercisable within 60 days of April 5, 2007. Excludes 66,148 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Schwartz has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Schwartz has neither voting nor investment power over such shares. Also excludes 500 shares owned by Mr. Schwartz’s wife, 500 shares owned by Mr. Schwartz’s son and 500 shares owned by Mr. Schwartz’s daughter, all of which he disclaims beneficial ownership of. Mr. Schwartz’s address is 50 Main Street, 4th floor, White Plains, New York 10606.

(7)	Includes 21,885 shares issuable under options exercisable within 60 days. All of such shares constitute Aurora Voting Shares. Excludes options to acquire an aggregate of 67,656 shares of common stock not exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Excludes 29,399 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Charles has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Charles has neither voting nor investment power over such shares. Mr. Charles’ address is 50 Main Street, 4th floor, White Plains, New York 10606.

(8)	Includes 21,885 shares issuable under options exercisable within 60 days. All of such shares constitute Aurora Voting Shares. Excludes options to acquire an aggregate of 67,656 shares of common stock not exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Also excludes 16,170 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Kisner has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Kisner has neither voting nor investment power over such shares. Also excludes 3,000 shares held by Mr. Kisner’s wife and 2,200 shares held by Mr. Kisner’s daughter, all of which he disclaims beneficial ownership of. Mr. Kisner’s address is 50 Main Street, 4th floor, White Plains, New York 10606.

(9)	Includes 29,056 shares issuable under options exercisable within 60 days of April 5, all of which constitute Aurora Option Voting Shares. Excludes options to acquire an aggregate of 69,085 shares of common stock not exercisable within 60 days of April 5, 2007. Also excludes 2,940 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Crampton has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Crampton has neither voting nor investment power over such shares. Mr. Crampton’s address is 1204 Massillon Road, Akron, OH 44306.

(10)	Includes 30,256 shares issuable under options exercisable within 60 days of April 5, 2007 all of which constitute Aurora Option Voting Shares. Excludes options to acquire an aggregate of 73,885 shares of common stock not exercisable within 60 days of April 5, 2007. Also excludes 14,700 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Williams has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Williams has neither voting nor investment power over such shares. Mr. Williams’ address is 1204 Massillon Road, Akron, OH 44306.

(11)	Includes 43,078 shares held by Mr. Bossidy individually, all of which constitute Aurora Voting Shares, and 18,013 shares issuable under options exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Excludes options to acquire an aggregate of 19,838 shares of common stock not exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Mr. Bossidy’s address is 104 West Mountain Road, Ridgefield, CT 06887.

(12)	Includes 11,614 shares held by Mr. Frey individually, 5,000 shares owned jointly with his wife, 21,231 shares of common stock held by a limited partnership controlled by Mr. Frey, 1,000 shares held by a trust, for which Mr. Frey serves as trustee, for the benefit of a grandson and as to which he disclaims beneficial ownership, and 1,000 shares held by a trust, for which Mr. Frey serves as trustee, for the benefit of a granddaughter, and as to which he disclaims beneficial ownership. All of such shares constitute Aurora Voting Shares. Also includes 18,013 shares issuable under options exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Excludes options to acquire an aggregate of 19,838 shares of common stock not exercisable within 60 days of March 31, 2007, all of which constitute Aurora Option Voting Shares. Mr. Frey’s address is 1 Aspectuck Hill Lane, Weston CT 06883.

(13)	Includes 2,000 shares held by Mr. Johnson individually, all of which constitute Aurora Voting Shares. Also includes 14,024 shares issuable under options exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Also excludes 1,652 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Johnson has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Johnson has neither voting nor investment power over such shares. Excludes options to acquire an aggregate of 23,038 shares of common stock not exercisable within 60 days of April 5, 2007, all of which constitute Aurora Option Voting Shares. Mr. Johnson’s address is 5320 North 26th Street, Phoenix, AZ 85016.

(14)	Mr. Mapes is a controlling person of certain of the AA Entities and may be deemed to share beneficial ownership of the shares of common stock controlled by the Aurora Entities. Mr. Mapes expressly disclaims beneficial ownership of all such shares. Includes 9,262 shares of common stock held by an investment retirement account for Mr. Mapes, all of which constitute Aurora Voting Shares. Mr. Mapes’ address is care of Aurora Capital Group, 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(15)	Mr. Parsky is a controlling person of the AA Entities and may be deemed to share beneficial ownership of the shares of common stock controlled by the Aurora Entities. Mr. Parsky expressly disclaims beneficial ownership of all such shares. Includes 42,340 shares of common stock held by a limited partnership controlled by Mr. Parsky, 25,434 shares of common stock held by an investment retirement account for Mr. Parsky and 19,847 shares held in a family trust established by Mr. Parsky, all of which constitute Aurora Voting Shares. Mr. Parsky’s address is care of Aurora Capital Group, 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(16)	All of such shares constitute Aurora Voting Shares. Excludes 30,900 shares covered by options not exercisable within 60 days of April 5, 2007. Also excludes 4,955 shares of common stock held by K&F Equity Partners, L.P., as to which Mr. Peiffer has been allocated a limited partner interest. The general partner of K&F Equity is AA3, and Mr. Peiffer has neither voting nor investment power over such shares. Mr. Peiffer’s address is 4348 Sunbury Road, Galena, Ohio 43021.

(17)	Includes 6,616 shares issuable under options exercisable within 60 days of April 5, 2007, all of which constitute Aurora Voting Shares. Excludes 26,465 shares covered by options not exercisable within 60 days of April 5, 2007. Mr. Zusi’s address is 29 San Clemente Drive, Rancho Pales Verdes, CA 90275.

(18)	Includes 560,844 shares covered by options exercisable by directors and executive officers within 60 days of April 5, 2007 and excludes 1,115,569 shares not exercisable within 60 days of April 5, 2007. Shares set forth herein include shares held by the directors and executive officers listed above as well as John Skubina, President of Engineered Fabrics Corporation and Richard Johnson, Senior Vice President of Finance and Administration at Aircraft Braking Systems Corporation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures with Respect to Related Party Transactions The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is K&F’s preference to avoid related party transactions.

K&F’s Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions for which such approval is required under applicable law, including SEC and NYSE rules. Information about related party transactions is obtained using periodic surveys and questionnaires in connection with our SEC filings and our corporate governance process.

In addition, the Audit Committee is responsible for reviewing the adequacy and effectiveness of our disclosure controls and procedures, and management reports thereon, overseeing the Company’s compliance systems with respect to legal and regulatory requirements and reviewing our Code of Business Conduct and Ethics. Under the Code, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. K&F’s Code also requires that a director, officer or employee report an existing or potential violation of law, rule, regulation or the Code promptly to the General Counsel.

All related party transactions shall be disclosed in K&F’s applicable filings with the Securities and Exchange Commission as required under SEC rules.

Securityholders Agreement We have a securityholders agreement among K&F and certain of its stockholders, optionholders and warrantholders that covers voting of K&F common stock and other matters. A summary of some of the salient terms follows.

Each of the parties to the securityholders agreement (other than the Aurora Entities and certain co-investors) has granted an irrevocable proxy to each of the Aurora Entities, each of which may act alone to exercise such proxy except in certain limited circumstances. With certain limited exceptions, each such co-investor has agreed to vote its shares of K&F common stock in the same manner as the Aurora Entities vote their respective shares of K&F common stock. Shares of K&F common stock are to be released from the proxy when they are no longer owned by the securityholder party to the agreement or its permitted transferee or any other person that is bound by the terms of the securityholders agreement.

Each of the parties to the securityholders agreement has agreed that, without the consent of a majority in interest of the Aurora Entities, it will not transfer any of our common stock that would exceed the lesser of the volume limitations set forth in clauses (i), (ii) or (iii) of Rule 144(e)(1) of the Securities Act, regardless of whether such transfer or such securities are otherwise subject to Rule 144.

All stockholders who are parties to the securityholders agreement are entitled to certain piggy-back registration rights with respect to shares of K&F common stock in connection with the registration of K&F equity securities at any time. We bear all expenses incidental to any such registrations, including the fees and expenses of a single counsel retained by the selling stockholders; however, each selling stockholder will be responsible for the underwriting discounts and commissions and transfer taxes in connection with shares sold by such stockholder. Each selling stockholder and the underwriters through whom shares are sold on behalf of a selling stockholder will be entitled to customary indemnification from K&F against certain liabilities, including liabilities under the Securities Act.

Other provisions of the securityholders agreement relate to the delivery of financial statements and other information about K&F, as well as amendment and termination of the securityholders agreement.

Management Services Agreement From November 2004 until August 2005, we had a management services agreement with Aurora Management Partners LLC, an affiliate of Aurora Capital Group, for management and financial advisory services provided to our subsidiaries and us. Pursuant to this agreement, an annual management fee of $1.0 million was payable to Aurora Management Partners and we were required to reimburse Aurora Management Partners’ out-of-pocket expenses.

In connection with our initial public offering in August 2005, we amended and restated the management services agreement, terminating the annual management fee and amending other provisions relating to the payment of fees for investment banking services. We paid Aurora Management Partners a termination fee of $5.0 million in connection with these changes. The amended and restated management services agreement provides Aurora Management Partners with a right of first refusal to provide us with management and financial advisory services in exchange for mutually agreeable compensation (which will be 2% of the transaction consideration, including debt assumed and current assets retained, if an alternative amount is not expressly agreed upon). This right of first refusal will terminate when Aurora Management Partners or its affiliates directly or indirectly hold less than 5% of our outstanding common stock.

We have agreed to indemnify Aurora Management Partners and its partners, members, officers, employees, agents and affiliates and the stockholders, partners, members, affiliates, directors, officers and employees of any of the foregoing for losses relating to the services contemplated under the amended and restated management services agreement. In addition, we have agreed to continue to reimburse Aurora Management Partners for its out-of-pocket expenses relating to the services contemplated under the amended and restated management services agreement.

Indemnification We have entered into indemnification agreements with our directors and our officers that require us to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Independence of Directors

Because a majority of our common stock is owned or controlled by affiliates of Aurora Capital Group, we are considered a “controlled company” as defined in the listing rules of the NYSE and we are not required to have a majority of our Board made up of independent directors until one year following the loss of such “controlled company” status. We are, however, required to have an Audit Committee consisting of independent directors. Our Board has determined, by applying director independence standards contained in the Corporate Governance

Guidelines and the NYSE listing rules, that each of Thomas A. Johnson, Jack O. Peiffer and J. Thomas Zusi have no direct or indirect material relationship with our company (other than as a director of our company) and each is therefore independent. Mr. Johnson, Mr. Peiffer and Mr. Zusi serve as the members of the Audit Committee, and Mr. Johnson also serves as a member of the Nominating and Corporation Governance Committee and the Compensation Committee.

The following Report of the Compensation Committee of the Board of Directors shall not be deemed filed with the Securities and Exchange Commission or soliciting material under the Securities Exchange Act of 1934, as amended, nor shall it be deemed to be incorporated by reference into any such filings except to the extent that we specifically incorporate the same by reference.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed the Compensation Discussion and Analysis with management and recommended to the Board of Directors that it be included in K&F’s annual report.

All actions and recommendations of the Compensation Committee attributable to 2006 compensation were unanimous and all recommendations were approved and adopted by the Board of Directors without modification.

The Compensation Committee

Lawrence A. Bossidy, Chairman
Gerald L. Parsky
Thomas A. Johnson

Item 14.	Principal Accountants Fees and Services

The firm of Deloitte & Touche LLP, which served as our and K&F Industries’ independent registered public accounting firm in 2006, was selected by the Audit Committee to continue in that capacity for 2007. During 2006, we and K&F Industries also engaged Deloitte & Touche LLP and its affiliates to render certain other professional services involving assistance on tax planning matters and general consultations.

The following table presents the aggregate fees billed by Deloitte & Touche LLP and its affiliates, for services provided to K&F and K&F Industries during 2006 and 2005:

	2006	2005

Audit Fees(1)	$899,695	$577,270
Audit-Related Fees(2)	44,650	357,230
Tax Fees(3)	90,000	90,000
All Other Fees(4)	26,168	120,500

Total	$1,060,513	$1,145,000

(1)	The aggregate of fees billed or expected to be billed for the audit of our annual financial statements and reviews of our quarterly filings on Form 10-Q.

(2)	The aggregate of fees billed or expected to be billed for employee benefit plan audits, assistance with registration statements, consents and comfort letters related to debt issuance and other services approved by the Audit Committee.

(3)	The aggregate of fees billed or expected to be billed for services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

(4)	The aggregate of fees billed or expected to be billed for due diligence services.

Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to approve in advance the types of audit, audit-related, tax and any other services to be provided by K&F’s independent registered public accounting firm. In situations where it is not possible to obtain full Audit Committee approval; the Committee has delegated to the Chairman of the Audit Committee authority to grant pre-approvals of auditing, audit-related, tax and all other services. All such pre-approved decisions are required to be reviewed with the full Audit Committee at its next scheduled meeting.

The Audit Committee has approved all of the aforementioned services and fees provided by our independent registered public accounting firm and has determined that the provision of such services is consistent with maintaining the independence and objectivity of the independent auditors.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K&F INDUSTRIES HOLDINGS, INC.

By:	/s/ Kenneth M. Schwartz
Kenneth M. Schwartz
President, Chief Executive Officer and Director

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Lawrence A. Bossidy	Chairman of the Board	April 30, 2007

/s/ Kenneth M. Schwartz Kenneth M. Schwartz	President, Chief Executive Officer and Director (principal executive officer)	April 30, 2007

/s/ Dirkson R. Charles Dirkson R. Charles	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 30, 2007

* Dale F. Frey	Director	April 30, 2007

* Thomas A. Johnson	Director	April 30, 2007

* John T. Mapes	Director	April 30, 2007

* Gerald L. Parsky	Director	April 30, 2007

* Jack O. Peiffer	Director	April 30, 2007

* J. Thomas Zusi	Director	April 30, 2007

*By:	/s/ Ronald H. Kisner
Ronald H. Kisner
Attorney-in-Fact
April 30, 2007

  EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith